Form 10-K
period 2000-12-31
MAIN STREET BANKS INC
filed 2001-04-02
CIK 839688

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

================================================================================


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year                                       Commission file number
ended December 31, 2000                                                000-25128

                             MAIN STREET BANKS, INC.
             (Exact name of registrant as specified in its charter)

Georgia                                                               58-2104977
(State of Incorporation)                                       (I.R.S. Employer
                                                             Identification No.)

676 Chastain Road, Kennesaw, GA                                            30144
(Address of principal executive offices)                              (Zip Code)

                                  770-422-2888
                         (Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:   None
Securities registered under Section 12(g) of the Exchange Act:   Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of March 30, 2001, registrant had outstanding 15,621,755 shares of common stock. As of March 28, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $137,181,882.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.


================================================================================

                               TABLE OF CONTENTS

                                                                                         PAGE
PART I
Item 1.   Business.......................................................................  2
Item 2.   Properties..................................................................... 12
Item 3.   Legal Proceedings.............................................................. 13
Item 4.   Submission of Matters to a Vote of Security Holders............................ 13

PART II
Item 5.   Market for Registrant's Common Stock and Related Stockhnolder Matters.......... 13
Item 6.   Selected Financial Data........................................................ 16
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations..................................................................... 17
Item 7a.  Quantitative and Qualitative Disclosure about Market Risk...................... 32
Item 8.   Financial Statements and Supplementary Data.................................... 32
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure..................................................................... 33

PART III
Item 10.  Directors and Executive Officers of the Registrant............................. 33
Item 11.  Executive Compensation......................................................... 33
Item 12.  Security Ownership of Certain Beneficial Owners and Management................. 33
Item 13.  Certain Relationships and Related Transaction.................................. 33

PART IV
Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.............. 34

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K may contain or incorporate by reference statements which may constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended, including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting Main Street Banks, Inc. (the "Company") operations, markets and products. Without limiting the foregoing, the words "believes", "anticipates", "intends", expects" or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons including, without limitation, changing events and trends that have influenced the Company's assumptions. These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii) non-achievement of expected growth (iii) less favorable than anticipated changes in national and local business environment and securities markets (iv) adverse changes in the regulatory requirements affecting the Company (v) greater competitive pressures among financial institutions in Company's market and (vi) greater than expected loan losses. Additional information and other factors that could affect future financial results are included in the Company's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for 2000.

                                     PART I

ITEM 1.           BUSINESS

         Main Street Banks, Inc. (the "Company" or "Main Street") is a financial holding company which engages through its subsidiaries, Main Street Bank (the "Bank" or "Main Street Bank") and Williamson, Musselwhite & Main Street Insurance, Inc. ("Williamson"), in providing a full range of banking, mortgage banking, investment and insurance services to its retail and commercial customers located primarily in Barrow, Clarke, Cobb, DeKalb, Gwinnett, Newton, Rockdale and Walton counties in Georgia. The Bank, a commercial bank, provides traditional deposit, lending and mortgage and securities brokerage services. Prior to January 2, 2001, the Company was known as First Sterling Banks, Inc. On December 29, 2000, former bank subsidiaries, The Westside Bank and Trust Company ("Westside"), The Eastside Bank and Trust Company ("Eastside") and Community Bank of Georgia ("Community") were merged into the Bank. The Company was incorporated on March 16, 1994 as a Georgia business corporation. The Company's executive offices are located at 676 Chastain Road, Kennesaw, Georgia 30144, and its telephone number is 770-422-2888. Neither the Company nor the Bank has any foreign activities.

         Since 1995, the Company has been reviewing and analyzing possible acquisition opportunities in the Atlanta metropolitan area. Its strategic plan has been to enhance shareholder value by creating a larger organization in North Georgia. The goal has been to provide broader and more comprehensive services to its customers, create efficiencies in the administration and service functions, and provide a larger shareholder base with a more liquid security trading in a national market.

         The first merger occurred in 1996 when the Company merged with Eastside Holding Corporation, a one-bank holding company located in Snellville, Gwinnett County, Georgia. In 1999, the Company consummated a merger with Georgia Bancshares, Inc. and thereby acquired Community located in DeKalb County, Georgia. In May of 2000, the Company consummated a merger with the former Main Street Banks Incorporated, the former parent of the Bank. In December of 2000, the Company consummated a merger with Williamson Insurance Agency, Inc. and Williamson and Musselwhite Insurance Agency, Inc. (collectively "Williamson"). In January of 2001, the Company consummated a merger with Walton Bank and Trust Company.

RECENT DEVELOPMENTS

         Effective November 17, 2000, the Company became a financial holding company under the provisions of the Gramm-Leach-Bliley Act of 1999, which amended the Bank Holding Company Act and expands the activities in which the Company may engage. After becoming a financial holding company, in December 2000 the Company acquired Williamson. Upon consummation of the acquisition, the two insurance companies were combined with the Main Street Insurance division and the name was changed to the Williamson, Musselwhite & Main Street Insurance, Inc.

MARKET AREA AND COMPETITION

           The Bank encounters vigorous competition from other commercial banks, savings and loan associations and other financial institutions and intermediaries in the Bank's primary service areas.

           The Bank competes with other banks in their primary service area in obtaining new deposits and accounts, making loans, obtaining branch banking locations and providing other banking services. The Bank also competes with savings and loan associations and credit unions for savings and transaction deposits, certificates of deposit and various types of retail and commercial loans.

           Competition for loans is also offered by other financial intermediaries, including savings and loan associations, mortgage banking firms and real estate investment trusts, small loan and finance companies, insurance companies, credit unions, leasing companies, and certain government agencies. Competition for time deposits and, to a more limited extent, demand and transaction deposits is also offered by a number of other financial intermediaries and investment alternatives, including money market mutual funds, brokerage firms, government and corporate bonds and other securities.

           Competition for banking services in the State of Georgia is not limited to institutions headquartered in the State. A number of large interstate banks, bank holding companies, and other financial institutions and intermediaries have established loan production offices, small loan companies, and other offices and affiliates in the State of Georgia. Many of the interstate financial organizations that compete in the Georgia market engage in regional, national or international operations and have greater financial resources than the Company.

           Since July 1, 1995, numerous interstate acquisitions involving Georgia based financial institutions have been announced or consummated. Though interstate banking has resulted in significant changes in the structure of financial institutions in the southeastern region, including the Bank's primary service areas, management does not feel that such changes have had or will have a significant impact upon its operations or the results therefrom.

           The Company's marketing strategy emphasizes its local nature and involvement in the communities located in its' primary service area.

           Management expects that competition will remain intense in the future due to State and Federal laws and regulations, and the entry of additional bank and nonbank competitors.

EMPLOYEES

         As of March 15, 2001, the Company had a total of 368 full-time equivalent employees. These employees are provided with fringe benefits in varying combinations, including health, accident, disability and life insurance plans. None of the Company's employees is subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. In the opinion of management, the Company enjoys excellent relations with its employees.

PRODUCTS AND SERVICES

         The Company provides a full range of traditional banking, mortgage banking, investment and insurance services to individual and corporate customers.

         LENDING

         The Company's primary lending activities include real estate loans (mortgage and construction), commercial and industrial loans to small and medium sized businesses and consumer loans. The Company originates first mortgage loans for sale, with the servicing rights, in the secondary market. The Company limits its interest rate risk on such loans originated by selling individual loans immediately after the customers lock -in to their rate.

         DEPOSITS

         The Company offers a full range of depository accounts and services to both individuals and businesses. These deposit accounts have a wide range of interest rates and terms and consist of demand, savings, money market and time accounts.

         INSURANCE SERVICES

         The Company provides insurance services to individuals and businesses through its subsidiary, Williamson. Williamson provides a variety of insurance products for consumers including life, health, homeowners, automobile and umbrella liability coverage. Commercial products include coverage for property, general liability, worker's compensation, and group life and health.

         INVESTMENT SERVICES

         The Company, through a division of the Bank, provides its customers with comprehensive investment and brokerage services through an arrangement with SAL Financial, an affiliate of Sterne, Agee & Leach, Inc. Products and services include stocks and bonds, mutual funds, annuities, 401(k) plans, life insurance, individual retirement accounts, simplified employee pension accounts, estate planning and financial needs analysis.

SUPERVISION AND REGULATION

GENERAL

         The Company is a financial holding company registered with the Federal Reserve Board ("Federal Reserve") and the Georgia Department of Banking and Finance under the Bank Holding Company Act of 1956 as amended ("Holding
Company Act") and the Georgia Bank Holding Company Act, respectively. As a result, it is subject to the supervision, examination and reporting requirements of these acts and the regulations of the Federal Reserve and the Georgia Department of Banking and Finance issued under these acts. To qualify as a financial holding company, a bank holding company must demonstrate that each of its bank subsidiaries is well-capitalized and well-managed and has a rating of "satisfactory" or better under the Community Reinvestment Act of 1977 ("CRA"). The Bank is a Georgia chartered commercial bank and subject to the supervision, examination and reporting requirements of the Georgia Department of Banking and Finance and the FDIC.

         The Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

         - it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than five (5%) percent of the voting shares of the bank;

         - it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

         - it may merge or consolidate with any other bank holding company.

         The Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than:

         -        banking;

         - managing or controlling banks or other permissible subsidiaries; and

         - acquiring or retaining direct or indirect control of any company engaged in any activities other than activities closely related to banking or managing or controlling banks.

         However, the activities permissible to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act, which the President signed on November 12, 1999. Gramm-Leach-Bliley repeals the anti-affiliation provisions of the Glass-Steagall Act to permit the common ownership of commercial banks, investment banks and insurance companies. The Holding Company Act was amended to permit a financial holding company to engage in any activity and acquire and retain any company that the Federal Reserve determines to be (a) financial in nature or incidental to such financial activity or (b) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

         The Bank is subject to regulation, supervision, and examination by the FDIC and the Georgia Department of Banking and Finance. The FDIC and the Georgia Department of Banking and Finance regularly examine the operations of the bank and are given the authority to approve or disapprove mergers, consolidations, and the establishment of branches and similar corporate actions. The FDIC and the Georgia Department of Banking and Finance also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

CAPITAL ADEQUACY

         The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve and the FDIC. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

         The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

         The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The minimum guideline for Tier 1 Capital ratio is 4.0%. At December 31, 2000, the Company's consolidated Tier 1 Capital and Total Capital ratios were 11.37% and 12.62%, respectively.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "Leverage Ratio"), of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 2000, was 8.51%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

         The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve. The Bank was in compliance with applicable minimum capital requirements as of December 31, 2000. Neither the Company nor the Bank has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

         Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "Prompt Corrective Action."

SUPPORT OF SUBSIDIARY BANK

         Under Federal Reserve policy, the Company is expected to act as a source of financial strength to, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to the bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

PROMPT CORRECTIVE ACTION

         FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories ("well capitalized, "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized") and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

         Under the agency rule implementing the prompt corrective action provisions, an institution that (i) has a Total Capital ratio of 10.0% or greater, a Tier 1 Capital ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the appropriate federal banking agency is deemed to be "well capitalized." An institution with a Total Capital ratio of 8.0% or greater, a Tier 1 Capital ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater is considered to be "adequately capitalized." A depository institution that has a Total Capital ratio of less than 8.0%, a Tier 1 Capital ratio of less than 4.0%, or a Leverage Ratio of less than 4.0% is considered to be "undercapitalized." A depository institution that has a Total Capital ratio of less than 6.0%, a Tier 1 Capital ratio of less than 3.0%, or a Leverage Ratio of less than 3.0% is considered to be "significantly undercapitalized," and an institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

         An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling bank holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary's assets and the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

         For those institutions that are significantly undercapitalized or undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan, the appropriate federal banking agency must require the institution to take one or more of the following actions: (i) sell enough shares, including voting shares, to become adequately capitalized; (ii) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; (iii) restrict certain transactions with banking affiliates as if the "sister bank" exception to the requirements of Section 23A of the Federal Reserve Act did not exist; (iv) otherwise restrict transactions with bank or nonbank affiliates; (v) restrict interest rates that the institution pays on deposits to "prevailing rates" in the institution's "region"; (vi) restrict asset growth or reduce total assets; (vii) alter, reduce, or terminate activities; (viii) hold a new election of directors; (ix) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior officer, the agency must comply with certain procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution; (x) employ "qualified" senior executive officers; (xi) cease accepting deposits from correspondent depository institutions; (xii) divest certain nondepository affiliates which pose a danger to the institution; or
(xiii) be divested by a parent holding company. In addition, without the prior approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to any senior executive officer or increase the rate of compensation for such an officer without regulatory approval.

         At December 31, 2000, the Bank had the requisite capital levels to qualify as well capitalized.

FDIC INSURANCE ASSESSMENTS

         Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based system, which went into effect on January 1, 1994, assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.

         The Bank is assessed at the well-capitalized level where the premium rate is currently zero. Like all insured banks, the Bank also must pay a quarterly assessment of approximately $.02 per $100 of assessable deposits to pay off bonds that were issued in the late 1980's by a government corporation, the financing corporation, to raise funds to cover costs of the resolution of the savings and loan crisis.

         Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

SAFETY AND SOUNDNESS STANDARDS

         The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies adopted in 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. See "Prompt Corrective Action." If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

DEPOSITOR PREFERENCE

The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the "liquidation or other resolution" of such an institution by any receiver.

OTHER

The United States Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. It cannot be predicted whether or in what form further legislation may be adopted or the extent to which the business of the Company may be affected thereby.

RISK FACTORS

CREDIT RISK AND LOAN CONCENTRATION

         A major risk facing lenders is the risk of losing principal and interest as a result of a borrower's failure to perform according to the terms of the loan agreement, or "credit risk." Real estate loans include residential mortgages and construction and commercial loans secured by real estate. The Company's credit risk with respect to its real estate loans relates principally to the value of the underlying collateral. The Company's credit risk with respect to its commercial loans relates principally to the general creditworthiness of the borrowers, who primarily are individuals and small and medium-sized businesses in the Company's primary service areas. There can be no assurance that the allowance for loan losses will be adequate to cover future losses in the existing loan portfolios. Loan losses exceeding the Company's historical rates could have a material adverse affect on the results of operations and financial condition of the Company.

POTENTIAL IMPACT OF CHANGE IN INTEREST RATES

         The potential of the Company depends to a large extent upon its net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The net interest income of the Company would be adversely affected if changes in market interest rates resulted in the cost of interest-bearing liabilities rising at a faster rate than the yields on interest earning assets of the Company. In addition, a decline in interest rates may result in greater than normal prepayments of the higher interest-bearing obligations held by the Company.

MANAGEMENT INFORMATION SYSTEMS

         The sophistication and level of risk of the Company's business requires the utilization of thorough and accurate management information systems. Failure of management to effectively implement, maintain, update and utilize updated management information systems could prevent management from recognizing in a timely manner deterioration in the performance of its business, particularly its loan portfolios. Such failure to effectively implement, maintain, update and utilize comprehensive management information systems could have a material adverse effect on the results of operations and financial condition of the Company.

ADVERSE ECONOMIC CONDITIONS

         The Company's major lending activities are real estate and commercial loans. Residential mortgage loans are also produced for resale. An increase in interest rates could have a material adverse effect on the housing industries and consumer spending generally. In addition, an increase in interest rates could cause a decline in the value of residential mortgages. These events could adversely affect the results of operations and financial condition of the Company.

GOVERNMENTAL REGULATION - BANKING

         The Company and the Bank are subject to extensive supervision, regulation and control by several Federal and state governmental agencies, including the Federal Reserve, FDIC, and the Georgia Department of Banking and Finance. Future legislation, regulations and government policy could adversely affect the Company and the financial institutions industry as a whole, including the cost of doing business. Although the impact of such legislation, regulation and policies cannot be predicted, future changes may alter the structure of and competitive relationships among financial institutions and the cost of doing business.

CONSUMER AND DEBTOR PROTECTION LAWS

         The Company is subject to numerous Federal and state consumer protection laws that impose requirements related to offering and extending credit. The United States Congress and state governments may enact laws and amend existing laws to regulate further the consumer industry or to reduce finance charges or other fees or charges applicable to credit card and other consumer revolving loan accounts. Such laws, as well as any new laws or rulings which may be adopted, may adversely affect the Company's ability to collect on account balances or maintain previous levels of finance charges and other fees and charges with respect to the accounts. Any failure by the Company to comply with such legal requirements also could adversely affect its ability to collect the full amount of the account balances. Changes in Federal and state bankruptcy and debtor relief laws could adversely affect the results of operations and financial condition of the Company if such changes result in, among other things, additional administrative expenses and accounts being written off as uncollectable.

COMPOSITION OF REAL ESTATE LOAN PORTFOLIO

         The real estate loan portfolio of the Company includes residential mortgages and construction and commercial loans secured by real estate. The Company generates all of its real estate mortgage loans in Georgia. Therefore, conditions of these real estate markets could strongly influence the level of the Company's non-performing mortgage loans and the results of operations and financial condition of the Company. Real estate values and the demand for mortgages and construction loans are affected by, among other things, changes in general or local economic conditions, changes in governmental rules or policies, the availability of loans to potential purchasers, and acts of nature. Although the Company's underwriting standards are intended to protect the Company against adverse general and local real estate trends, declines in real estate markets could adversely impact the demand for new real estate loans, the value of the collateral securing the Company's loans and the results of operations and financial condition of the Company.

MONETARY POLICY

         The operating results of the Bank are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels and loan demand on the results of operations and business of the Company.

ITEM 2.           PROPERTIES

         The Company's corporate headquarters are located at 676 Chastain Road, Kennesaw, Georgia. The main office of the Bank is located at 1134 Clark Street, Covington, Georgia. The Bank leases space for its corporate headquarters and various support functions. The Bank has 21 branch offices located in Barrow, Clarke, Cobb, DeKalb, Gwinnett, Newton, Rockdale and Walton counties, Georgia, 18 of which are owned and three of which are leased. Deposit and loan operations, proof and purchasing are located in leased space at 2118

Usher Street in Covington. Human resources and training are in a bank owned building at 1122 Pace Street in Covington. The Bank's corporate headquarters and marketing division are in leased space at 1121 Floyd Street, Covington, Georgia. The bank also leases a building in Covington, adjacent to the owned facility on Pace Street, which serves as the accounting department.

CERTAIN TRANSACTIONS

                  The Company's directors and certain business organizations and individuals associated with them are customers of and have banking transactions with the Bank in the ordinary course of business. Such transactions include loans, commitments, lines of credit and letters of credit. All of those transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not and do not involve more than normal risk of collectibility or present any other unfavorable features. Additional transactions with these persons and businesses are anticipated in the future.

         Robert R. Fowler, III, chairman of the board, has entered into three lease agreements with the Company, through which he leases to the Company buildings that it uses for its operations center, corporate and marketing offices, and accounting and card services facilities. Main Street Banks believes that the terms of the lease agreements are at least as favorable to it as terms available from unrelated third parties.

ITEM 3.           LEGAL PROCEEDINGS

         Neither the registrant nor its subsidiaries are a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Company, nor to the knowledge of the management of the registrant are any such proceedings contemplated or threatened against it or its subsidiaries.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         (a) The Company's common stock is traded on the Nasdaq National Market under the symbol MSBK.

                  The following table lists the high and low stock price for each quarter in 2000 and 1999:

                                               FISCAL YEAR 2000                      FISCAL YEAR 1999
                                   ----------------------------------------  -----------------------------
                                          HIGH                   LOW                 HIGH                  LOW
                                   ------------------    -----------------   ------------------    -----------
First quarter.................     $     12.125          $     8.063         $     11.813          $    10.688
Second quarter................           11.625                8.625               12.500               10.438
Third quarter.................           12.188               11.000               12.250                9.250
Fourth quarter................           12.500               11.125               14.500                9.250

          (b) As of March 8, 2001, there were approximately 2,451 shareholders of the Company's common stock.

          (c) During 2000, dividends of $ 0.04 per share were paid in the first and second quarters and dividends of $.08 per share were paid in the third and fourth quarters. The Company currently intends to continue paying regular cash dividends on a quarterly basis.

                  Neither the Company's articles of incorporation nor the bylaws set forth any restriction on the ability of the Company to issue dividends to its shareholders. The Georgia Business Corporation Code, though, forbids any distribution which, after being given effect, would leave the Company unable to pay its debts as they become due in the usual course of business. Additionally, the Georgia Business Corporation Code provides that no distribution shall be made if, after giving it effect, the corporation's total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy any preferential dissolution rights.

         The Company is a legal entity separate and distinct from its subsidiaries. Substantially all of the Company's revenues result from amounts paid as dividends to the Company by its subsidiaries. The Bank is subject to statutory and regulatory limitations on the payment of dividends to the Company, and the Company is subject to statutory and regulatory limitations on dividend payments to its shareholders.

         If in the opinion of the Federal banking regulators, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the regulatory authority may require, after notice and hearing, that the institution cease and desist from the practice. The Federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The Federal agencies have also issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

         The Georgia Financial Institutions Code and the Georgia Banking Department's regulations provide:

         - that dividends of cash or property may be paid only out of the bank's retained earnings;

         - that dividends may not be paid if the banks' paid-in capital and retained earnings which are set aside for dividend payment and other distributions do not, in combination, equal at least 20% of the bank's capital stock; and

        - that dividends may not be paid without prior approval of the Georgia Banking Department if:

            - the bank's total classified assets at its most recent examination exceed 80% of its equity capital;

            - the aggregate amount of dividends to be declared exceeds 50% of the bank's net profits after taxes but before dividends for the previous calendar year; or

            - the ratio of equity capital total adjusted assets is less than 6%.

         The payment of dividends by the Company may also be affected or limited by other factors, such as a requirement by the Federal Reserve to maintain adequate capital above regulatory guidelines.

ITEM 6.           SELECTED FINANCIAL DATA

                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
EARNINGS                             2000        1999       1998       1997       1996
                                     ----        ----       ----       ----       ----
Interest income                     $ 80,232     64,185     57,279     52,347     44,347
Interest expense                    $ 34,970     24,643     22,586     21,033     18,620
Net interest income                 $ 45,262     39,542     34,693     31,314     25,727
Non-interest income                 $  9,908      9,846      8,837      7,137      5,916
Non-interest expense                $ 33,108     30,543     27,442     23,912     21,080
Operating income (1)                $ 14,144     11,211      9,980      8,487      6,489
Net income                          $ 12,833     11,232      9,980      8,487      6,489

SELECTED AVERAGE BALANCES
Assets                              $920,873    788,492    682,530    629,500    536,805
Earning assets                      $857,120    721,045    624,119    575,046    487,489
Loans                               $672,174    580,693    480,155    414,712    355,802
Total deposits                      $776,330    670,669    598,764    564,012    475,737
Shareholders' equity                $ 76,998     70,873     64,970     57,166     52,809
Diluted common shares outstanding     14,494     14,481     14,361     14,272     14,058

YEAR-END BALANCES
Assets                              $1,008,801  852,412    715,505    649,268    560,011
Earning assets                      $  940,000  785,539    657,159    593,837    503,267
Loans                               $  694,607  630,990    515,147    450,167    374,197
Total deposits                      $  831,901  706,229    619,176    579,684    499,840
Shareholders' equity                $   86,422   73,839     68,966     61,309     55,729
Common shares outstanding               14,268   14,179     14,145     13,960     13,917

PER COMMON SHARE
Earnings per share - basic          $     0.90     0.79       0.71       0.61      0.47
Earnings per share - diluted        $     0.89     0.78       0.69       0.59      0.46
Book value                          $     6.06     5.21       4.88       4.39      4.00
Cash dividends paid                 $     0.24     0.16       0.15       0.13      0.10
Market price:
                               Close$    12.43    12.06      10.88       9.33     6.513
                                High$    12.50    14.50      13.17       9.72     6.611
                                 Low$     8.06     9.25       9.23       6.02     5.444

OPERATING INCOME DATA (1)
Earnings per share - basic          $     0.99     0.79       0.71       0.61      0.47
Earnings per share - diluted        $     0.98     0.77       0.69       0.59      0.46
Operating return on average assets  %     1.54     1.42       1.46       1.35      1.21
Operating return on average equity  %     18.4     15.8       15.4       14.8      12.3
Price to earnings                         12.7     15.6       15.7       15.7      14.1

FINANCIAL RATIOS
Return on average assets            %     1.39     1.42       1.46       1.35       1.21
Return on average equity            %     16.7     15.8       15.4       14.8       12.3
Average equity to average assets    %     8.36     8.99       9.52       9.08       9.84
Dividend payout ratio               %     24.5     20.8       21.7       22.0       21.7
Price to earnings                         14.0     15.6       15.7       15.7       14.1
Price to book value                       2.05     2.32       2.23       2.13       1.63

NONFINANCIAL
Shareholders                             2,451    1,582        928         10        989
Employees                                  379      380        400        377        344
Banking offices                             21       21         18         22         22
ATMs                                        23       23         21         22         21

(1) Excludes non-recurring merger related expenses and one-time gains (losses) pertaining to restructuring the investment portfolio and sales of property of ($1,311) and $21 in 2000 and 1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Management's discussion and analysis of financial condition and results of operations analyzes the major elements of Main Street's consolidated statements of financial condition and consolidated statements of income. This section should be read in conjunction with Main Street Banks' consolidated financial statements and accompanying notes and other detailed information appearing elsewhere herein.

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS


             The following discussion contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies, and our expectations. These forward-looking statements include statements identified by use of the words "may," "should," "will," "contemplate," "continue," "possible," "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and involve five risks and uncertainties that may cause actual results, performance or such investments to be materially different from those expressed or implied from such forward looking statements. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates and the level and composition of deposits, loan demand and the values of loan collateral, mortgages, securities and other interest sensitive assets and liabilities, general economic conditions, legislation and regulation, monetary and fiscal policies of the federal government, including policies of the Treasury Department and the Federal Reserve Board, competition, demand for financial services in our market area, accounting principles and guidelines, and the failure of assumptions underlying the establishment of the reserve for loan losses. You should consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on such statements. We will not publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. All written or oral forward statements attributable to Main Street are qualified in their entirety by these cautionary statements.

         FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                  OVERVIEW

                  Main Street's net income was $12.8 million, $11.2 million and $10.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. Basic earnings per share were $0.90, $0.79 and $0.71 for the same periods, respectively, and diluted earnings per share were $0.89, $0.78 and $0.69 for the same periods. Earnings growth from 1998 to 1999 and from 1999 to 2000 resulted principally from an increase in earning assets in a rising interest rate environment. Earnings growth was further augmented by an increase in non-interest income which resulted from the addition and growth of several fee-based business lines.

                  On an operating basis, which excludes the impact of merger-related expenses and other onetime gains (losses) pertaining to restructuring the investment portfolio and sales of property, the Company's net earnings were $14.1 million, $11.2 million and $10.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. Diluted earnings per share on an operating basis were $0.98, $0.77 and $0.69 for the same periods, respectively. Also on an operating basis, the Company posted returns on average assets of 1.54%, 1.42% and 1.46% for the same three years, as well as returns on average equity of 18.4%, 15.8% and 15.4%.

                  Total assets at December 31, 2000 and 1999 were $1.0 billion and $852.4 million, respectively. At the same time, total deposits were $831.9 million and $706.2 million. Loans, net of unearned income, totaled $694.6 million and $631.0 million for the two year-end dates. From year-end 1999 to year-end 2000, the Company experienced loan and deposit growth of $63.6 million, or 10.1%, and $125.7 million, or 17.8%, respectively. Shareholder's equity was $86.4 million and $73.8 million December 31, 2000 and 1999, respectively.

                  RESULTS OF OPERATIONS

                  NET INTEREST INCOME. Net interest income for 2000 was $45.3 million compared to $39.5 million in 1999, an increase of 14.7% or $5.8 million. The increase in net interest income was largely the result of overall balance sheet growth and the corresponding increase in average interest earning assets which grew 18.8% over the December 31, 1999 level. Growth in average loans of 15.8% provided the bulk of the increase in earning assets and contributed most significantly to the growth in net interest income. In a rising interest rate environment, yields on earning assets climbed throughout the year, but did not rise sufficiently to offset the increased cost of deposits and borrowings. The resulting shrinkage in net interest spread and net interest margin was due to intense competition for time deposits in the Company's local markets and an increasing mix of time deposits required to fund asset growth. While interest earning assets yielded 9.36% in 2000 versus 8.90% in 1999 (a 46 basis point increase), the cost of interest bearing liabilities increased 82 basis points from 4.21% to 5.03%.

                  Net interest income for 1999 was $39.5 million compared to $34.7 million in 1998, an increase of $4.8 million or 13.8%. This increase was produced solely by growth in interest-earning assets, as the relatively stable interest rate environment allowed the Company to maintain its relatively constant spreads and margins. Average earning assets grew 15.5% from $624.1 million to $721.0 million, an increase which was driven significantly by 20.9% average loan growth from 1998 to 1999.

                  The following table presents the total dollar amount of average balances, interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.

                                                                    YEARS ENDED DECEMBER 31
                                                                    (DOLLARS IN THOUSANDS)
                      --------------------------------------------------------------------------------------------------------
                                           2000                              1999                              1998
                              -----------------------------     -----------------------------     ----------------------------
                                                     YIELD                             YIELD                             YIELD
                               BALANCE   INTEREST     RATE       BALANCE   INTEREST     RATE       BALANCE    INTEREST    RATE
                               -------   --------    -----       -------   --------    -----       -------    --------   -----
AVERAGE ASSETS
INTEREST-EARNING ASSETS:
  Loans, net of unearned
    income(1)................  $672,174  $ 68,793     10.23%     $580,693   $56,178      9.67%     $480,155   $48,834     10.17%
  Mortgage loans held for sale    1,519       124      8.16         1,741       135      7.75         1,563       103      6.59

  Investment securities:
    Taxable..................   103,020     6,733      6.54        90,746     5,508      6.07        84,653     5,303      6.26
    Non-taxable(3)...........    25,601     1,091      6.46        22,428     1,073      7.25        19,735     1,037      7.96
  Interest-bearing
    deposits.................     1,429        77      5.39%          941        40      4.25%          177        12      6.78%
  Federal funds sold.........    53,377     3,414      6.40        24,496     1,251      5.11        37,83   6  1,990      5.29
                               --------  --------     -----      --------   -------      ----      --------   -------     -----
Total interest-earning
  assets.....................   857,120    80,232      9.36%      721,045    64,185      8.90%      624,119    57,279      9.18%
Non-interest-earning assets
  Cash and due from banks....    36,595                            35,513                            30,494
  Allowance for loan
    losses...................    (9,991)                           (8,864)                           (7,681)
  Premises and equipment.....    25,960                            24,729                            23,265
  Other real estate owned....     1,210                             1,419                             1,046
  Other assets...............     9,979                            14,650                            11,287
                               --------                          --------                          --------
    Total assets.............  $920,873                          $788,492                          $682,530
                               ========                          ========                          ========
AVERAGE LIABILITIES AND
  SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Demand and money market
  deposits...................  $181,830   $ 5,406      2.97%     $171,771   $ 3,875      2.25%     $152,883   $3,950      2.59%
Savings deposits.............    42,595     1,061      2.49        43,159     1,093      2.53        35,567    1,023      2.88
Time deposits................   409,090    24,888      6.08       330,311    17,502      5.30       301,227   16,883      5.60
FHLB advances................    52,290     3,187      6.09        32,353     1,605      4.96        10,860      586      5.40
Federal funds purchased and
  other borrowings...........     9,243       428      4.63         7,682       568      7.39         1,891      144      7.62
                               --------   -------                --------   -------                --------   -------
Total interest-bearing
  Liabilities................   695,048    34,970      5.03%      585,276    24,643      4.21%      502,428   22,586      4.50%
Non-interest-bearing:
    Demand deposits..........   142,815                           125,428                           109,087
    Other liabilities........     6,012                             6,915                             6,045
                               --------                          --------                          --------
    Total liabilities........   843,875                           717,619                           617,560
Shareholders' equity.........    76,998                            70,873                            64,970
                               --------                          --------                          --------
  Total liabilities and
    shareholders' equity.....  $920,873                          $788,492                          $682,530
                               ========                          ========                          ========
Net interest rate spread.....                         4.33%                              4.69%                            4.68%
Net interest income and
  margin(4)..................            $45,262      5.28%                $39,542       5.48%                 $34,693     5.56%

------------------------------

         (1) Fee income related to loans of $4,627, $4,463 and $3,909 for the years ended December 31, 2000, 1999, and 1998, respectively, is included in interest income.

         (2) Non-accrual loans were $924, $1,700 and $1,600 at December 31, 2000, 1999 and 1998, respectively, are included in the average loan balances.

         (3) To make pre-tax income and resultant yields on tax-exempt investments comparable to those on taxable investments, a tax-equivalent adjustment has been computed using a federal income tax rate of 34%.

         (4) The net interest margin is equal to net interest income divided by average interest-earning assets.

             The following schedule presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the change related to higher outstanding balances and the change in interest rates. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated to rate.

                                                          2000 VS. 1999                    1999 VS. 1998
                                                    INCREASE (DECREASE) DUE TO       INCREASE (DECREASE) DUE TO
                                                  ------------------------------   ------------------------------
                                                   VOLUME      RATE      TOTAL      VOLUME      RATE      TOTAL
                                                  --------   --------   --------   --------   --------   --------
                                                                      (DOLLARS IN THOUSANDS)
Interest-earning assets:
Loans..........................................    $8,824     $3,791    $12,615    $10,243   $(2,899)     $7,344
Mortgage Loans Held for Sale...................       (17)         6        (11)        12        20          32
Investment securities:
Taxable........................................       745        480      1,225        381      (176)        205
Non-taxable....................................       230       (212)        18        214      (178)         36
Interest-bearing deposits......................        21         16         37         52       (24)         28
Federal funds sold.............................     1,522        641      2,163       (706)      (33)       (739)
                                                   ------     ------    -------    -------    ------      ------
Total increase (decrease) in interest income...    11,325      4,722     16,047     10,196    (3,290)      6,906
                                                   ------     ------    -------    -------    ------      ------
Interest-bearing liabilities:
Demand and money market deposits...............       226      1,305      1,531        665      (740)        (75)
Savings deposits...............................       (13)       (19)       (32)       219      (149)         70
Time deposits..................................     4,175      3,211      7,386      1,629    (1,010)        619
FHLB advances..................................       989        593      1,582      1,161      (142)      1,019
Federal funds purchased and other borrowings...       115       (255)      (140)       441       (17)        424
                                                   ------    -------     ------     ------   -------      ------
Total increase (decrease) in interest
  expense......................................     5,492      4,835     10,327      4,115    (2,058)      2,057
                                                   ------    -------     ------     ------   -------      ------
Increase (decrease) in net interest income.....    $5,833    $  (113)    $5,720     $6,081   $(1,232)     $4,849
                                                   ======    =======     ======     ======   =======      ======

                  PROVISION FOR LOAN LOSSES. Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. In determining inherent losses, management considers financial services industry trends, conditions of individual borrowers, historical loan loss experience and the general economic environment. As these factors change, the level of loan loss provision changes. The allowance for loan losses at December 31, 2000 was $10.4 million, representing 1.50% of outstanding loans, compared to $9.3 million or 1.48% of outstanding loans as of December 31, 1999. The provision for loan losses charged against earnings was $2.1 million in 2000 compared to $1.7 million in 1999, an increase of $400,000.

                  Net loans charged off in 2000 was $971,000 compared to $629,000 in 1999 and $376,000 in 1998. The 1999 provision of $1.7 million was $300,000 higher than the provision of $1.4 million made in 1998.

                  NON-INTEREST INCOME. For 2000, non-interest income totaled $9.9 million, an increase of $100,000 over non-interest income of $9.8 million in 1999. Excluding a merger related restructuring of the Company's investment portfolio and the resulting pretax loss of $509,000, non-interest income totaled $10.4 million which represented a 10.2% increase over 1999. The growth in fee income is mainly a result of higher service charges on and the growth in number of demand deposit accounts. The increase is also attributed to the growth in the Company's investment brokerage and insurance services. Non-interest income in 1999 increased $1.0 million over the $8.8 million total for 1998. This increase is again the result of growth in demand deposit accounts, increased pricing on these accounts and growth in the Company's investment and insurance business lines.

          The following table presents the major categories of non-interest income:

                                                                  YEARS ENDED DECEMBER 31
                                                               ------------------------------
                                                                 2000       1999       1998
                                                               --------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)

         Service charges on deposit accounts.................   $4,688     $4,300     $3,838
         Mortgage fee income.................................    1,066      1,213      1,346
         Investment fee income...............................      428        278        123
         Insurance fee income................................    2,308      1,764      1,527
         Gain on sale of SBA loans...........................       68         42        200
         Net realized gains (losses) on securities............    (509)         9         41
         Other non-interest income............................   1,859      2,240      1,762
                                                                ------     ------     ------
           Total non-interest income..........................  $9,908     $9,846     $8,837
                                                                ======     ======     ======

             NON-INTEREST EXPENSE. For the years ended 2000, 1999 and 1998, non-interest expense totaled $33.1 million, $30.5 million and $27.4 million, respectively. The following table presents the major categories of non-interest expense:

                                                               YEARS ENDED DECEMBER 31
                                                            ------------------------------
                                                              2000       1999       1998
                                                            --------   --------   --------
                                                                (DOLLARS IN THOUSANDS)

         Salaries and employee benefits...................  $17,947    $16,590    $15,425
         Occupancy and equipment expense..................    4,580      4,230      3,754
         Data processing fees.............................      555        477        361
         Professional fees................................      855        970        350
         Regulatory assessments...........................      317        241        161
         Intangible amortization..........................      439        439        439
         Other............................................    8,415      7,596      6,952
                                                            -------    -------    -------
           Total non-interest expense...................... $33,108    $30,543    $27,442
                                                            =======    =======    =======

                  For 2000, non-interest expense increased 8.5% or $2.6 million over 1999. Salaries and employee benefits grew from $16.6 million to $17.9 million, a 7.8% increase, due to the opening of two new banking offices and growth throughout the Company, including the investment, insurance and mortgage business lines. Occupancy and equipment costs also rose due to the new banking facilities. With rapid growth in its market, the Company believes that the opening of de novo banking facilities is a prudent strategy to employ on a limited basis.

                  Comparing 1999 to 1998, non-interest expenses rose 11.3% with higher salaries and employee benefits constituting the largest portion of this increase. Personnel related costs rose from $15.4 million to $16.6 million or a 7.8% increase. Occupancy and equipment increased $12.7%. These increases were mainly the result of new banking offices and the construction and opening of a new operations center. Professional fees grew from $350,000 to $970,000 due largely to the Company's use of consulting firms to conduct a staffing efficiency study, a margin improvement program and a review of interest-bearing product profitability.

                  INCOME TAXES. Income tax expense includes both federal income tax and Georgia state income tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. In 2000, income tax expense was $7.2 million compared to $5.9 million in 1999. In 1998, income tax expense was $4.7 million. The Company's effective tax rates in 2000, 1999 and 1998, respectively, were 35.9%, 34.4% and 31.9%.

             FINANCIAL CONDITION

         LOANS. At December 31, 2000, loans, net of unearned income, were $694.6 million, an increase of $63.6 million or 10.1% over net loans at December 31, 1999 of $631.0 million. The growth in the loan portfolio was attributable to a consistent focus on quality loan production and strong loan markets in the state and region. The bank's loan portfolio experienced growth in all major categories of loans at December 31, 2000. Real estate-construction loans increased $19.3 million or 17% from December 31, 1999. There was also a strong increase in commercial and industrial loans from December 31, 1999 to December 31, 2000, with an increase of $22.2 million or 31.1%. The company continues to monitor the composition of the loan portfolio to ensure that the market risk to the balance sheet is not adversely affected by the impact of changes in the economic environment on any one segment of the portfolio.

             The following table summarizes the loan portfolio of Main Street Banks by type of loan:

                                                                DECEMBER 31
                                            ----------------------------------------------------
                                              2000       1999       1998       1997       1996
                                            --------   --------   --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)

Commercial and industrial.................  $ 93,819   $ 71,589   $ 52,643   $ 50,898   $ 39,125
Real estate-construction..................   136,372    117,047     93,887     81,908     53,674
Real estate-mortgage......................   405,227    379,650    316,531    269,303    232,352
Consumer and other........................    59,189     62,704     52,086     48,058     49,046
                                            --------   --------   --------   --------   --------
                                            $694,607   $630,990   $515,147   $450,167   $374,197
                                            ========   ========   ========   ========   ========
Mortgage loans held for sale..............  $  2,248   $  1,357   $  4,283          0          0
                                            ========   ========   ========   ========   ========
Percent of loans by category to total loans (Excluding loans held for sale):
Commercial and industrial.................     13.51%     11.35%     10.22%     11.31%     10.46%
Real estate-construction..................     19.63%     18.55%     18.23%     18.20%     14.34%
Real estate-mortgage......................     58.34%     60.16%     61.44%     59.81%     62.09%
Consumer and other........................      8.52%      9.94%     10.11%     10.68%     13.11%
                                              ------     ------     ------     ------     ------
                                              100.00%    100.00%    100.00%    100.00%    100.00%
                                              ======     ======     ======     ======     ======

             To accomplish Main Street's lending objectives, management seeks to achieve consistent loan growth within its primary market areas while maximizing loan yields and maintaining a high quality loan portfolio. Main Street Banks monitors its lending objectives primarily through its eastern and western division senior loan committees. In addition to the senior loan committees, larger credits are reviewed by the banks' executive loan committee. Main Street's lending objectives are clearly defined in its Lending Policy, which is reviewed annually and approved by the board of directors. The senior loan committee in each division is chaired by that division's credit officer. Members of the senior loan committee include the president of Main Street Bank, regional executives from the respective divisions, its risk management officer and various lending officers. The executive loan committee is chaired by the president of the bank, and it includes the division senior credit officers and the risk management officer.

             Generally, all loans with total related debt of between $250,000 and $2,500,000 are reviewed for approval by the senior loan committee. However, for certain loans that have been identified as low risk loans, i.e., residential mortgage loans and consumer loans, the division executives have approval authority up to $500,000. The next level of approval authority rests with the executive loan committee, which has approval authority for loan relationships with committed debt of $5,000,000. The company has established an internal limit of $5,000,000, and any relationship which exceeds this limit must be approved by the board of directors. The board of directors is generally responsible for ratifying the actions of the senior loan committee and the executive loan committee and serving as the ultimate approval authority for single advances or total commitments over $5 million. Additionally, Main Street Banks' board of directors is responsible for approving all new loan requests for which a borrower's total debt exceeds $5 million.

             Main Street Banks primarily focuses on the following loan categories: (1) commercial, (2) real estate construction, (3) real estate mortgage and (4) consumer loans. Main Street Banks' management has strategically located its branches in high growth markets and has taken advantage of a surge in residential and industrial growth in northeastern Georgia.

             Real estate mortgage lending has significantly contributed to Main Street's loan growth during the past several years. Generally, these loans are owner-occupied and are amortized over a 15 year to 20 year period with a three to five year maturity. The underwriting criteria for these loans is very similar to the underwriting criteria used in the mortgage industry. Typically, a borrower's debt to income ratio can not exceed 36% and the loan to appraised value ratio cannot exceed 89.9%. However, Main Street's knowledge of its customers and its market allows the company to be more flexible in meeting its customers' needs. Main Street also underwrites commercial mortgage loans. Loans included in this category are primarily for the acquisition or refinancing of owner-occupied commercial buildings. These loans are underwritten on the borrower's ability to meet certain minimum debt service requirements and the value of the underlying collateral to meet certain loan to value guidelines. Main Street Banks also perfects its interest in equipment or other business assets of the borrower and obtains personal guaranties.

             Main Street also underwrites loans to finance the construction of residential and non-residential properties which include speculative and pre-sale loans. Speculative construction loans involve a higher degree of risk, as these are made on the basis that a borrower will be able to sell the project to a potential buyer after a project is completed. Pre-sale construction loans usually have a pre-qualified buyer under contract before construction is to begin. The major risk for pre-sale loans is getting the project completed in a timely manner and according to plan specifications. Non-residential construction loans include construction loans for churches, commercial buildings, strip shopping centers, and acquisition and development loans. These loans also carry a higher degree of risk and require strict underwriting guidelines. All construction loans are secured by first liens on real estate and generally have floating interest rates. Main Street conducts periodic inspections either directly or through an agent prior to approval of periodic draws on these loans. As an underwriting guideline, management focuses on the borrower's past experience in completing projects in a timely manner and the borrowers financial condition with special emphasis placed on liquidity ratios. Although construction loans are deemed to be of higher risk, Main Street believes that it can monitor and manage this risk properly.

             Main Street also underwrites commercial and industrial loans. Generally, these loans are for working capital purposes and are secured by inventory, accounts receivable or equipment. Main Street maintains strict underwriting standards for this type of lending. Potential borrowers must meet certain working capital and debt ratios as well as generate positive cash flow from operations. Borrowers in this category will generally have a debt service coverage ratio of at least 1.3 to 1. Main Street will also perfect its interest in equipment or other business assets of the borrower and obtain personal guaranties. Main Street Banks does not originate and does not currently hold in its portfolio any foreign loans. Main Street is also an active participant in the origination of Small Business Administration (SBA) loans. These loans are solicited from the company's market areas, and are generally underwritten in the same manner as conventional loans generated for the company's portfolio. The portion of loans that are secured by the guaranty of the SBA may from time to time be sold in the secondary market to provide additional liquidity, and to provide a source for fee income.

             Consumer loans include automobile loans, recreational vehicle loans, boat loans, home improvement loans, home equity loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of collateral and size of the loan. Consumer loans involve greater risk than residential mortgage loans. This is due to the fact that these loans may be unsecured or secured by rapidly depreciating assets such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

             The contractual maturity ranges of the commercial and industrial and real estate-construction portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2000 are summarized as follows:

                                                    AFTER ONE
                                     ONE YEAR OR   YEAR THROUGH   AFTER FIVE
                                        LESS        FIVE YEARS      YEARS       TOTAL
                                     -----------   ------------   ----------   --------
                                                   (DOLLARS IN THOUSANDS)

Commercial and industrial..........    $44,227       $35,957       $13,635     $93,819
Real estate-construction...........    131,661         3,150         1,561     136,372
                                      --------       -------       -------    --------
  Total............................   $175,888       $39,107       $15,196    $230,191
                                      ========       =======       =======    ========
Loans with a predetermined interest
  rate.............................    $89,353       $32,218       $14,125    $135,696
Loans with a floating interest
  rate.............................     86,535         6,889         1,071      94,495
                                      --------       -------       -------    --------
    Total..........................   $175,888       $39,107       $15,196    $230,191
                                      ========       =======       =======    ========

             NON-PERFORMING ASSETS. Main Street has formal procedures in place to assist management in maintaining the overall quality of its loan portfolio. Main Street has established written guidelines contained in its Lending Policy for the collection of past due loan accounts. These guidelines explain in detail Main Street's policy on the collection of loans over 30, 60, and 90 days delinquent. Generally, loans over 90 days delinquent are placed in a non-accrual status. However, if the loan is deemed to be in process of collection, it may be maintained on an accrual basis. Main Street's Management has effective credit management processes to make officers aware of its lending policy and the collection policy contained therein on a continuous basis. Main Street's Management has also staffed its collection department with properly trained staff to assist lenders with collection efforts and to maintain records and develop reports on delinquent borrowers. Main Street's lending approach, as well as a healthy local economy, has resulted in strong asset quality. Main Street had non-performing assets of $2.9 million, $2.6 million, and $2.3 million as of December 31, 2000, 1999 and 1998, respectively. For 2000, 1999 and 1998, the gross amount of interest income that would have been recorded on non-performing loans, if all such loans had been accruing interest at the original contract rate, was approximately $109,997, $172,402 and $82,407 respectively. Management is not aware of any loans that meet the definition of a troubled debt restructuring as of December 31, 2000 or 1999. Main Street Banks records real estate acquired through foreclosure at the lesser of the outstanding loan balance or the fair value at the time of foreclosure, less estimated cost to sell. Main Street usually disposes of real estate acquired through foreclosure within one year; however, if it is unable to dispose of the foreclosed property, the property's value is assessed annually and written down to its fair value less cost to sell.

             The following table presents information regarding non-performing assets at the dates indicated:

                                                          DECEMBER 31
                                      ----------------------------------------------------
                                        2000       1999       1998       1997       1996
                                      --------   --------   --------   --------   --------
                                                     (DOLLARS IN THOUSANDS)
Non-performing Assets
Non-accrual loans....................  $  924     $1,743     $1,562     $1,006     $1,353
Other real estate and
  repossessions.....................    1,926        964      1,338      1,366      1,189
Total non-performing assets..........  $2,850     $2,707     $2,900     $2,372     $2,542

Loans past due 90 days or more and
  still accruing....................   $1,735     $  426     $  700     $  874     $  156

Ratio of past due loans to loans,
  net of unearned income(1).........     0.25%      0.07%      0.14%      0.19%      0.04%
Ratio of non-performing assets to
  loans, net of unearned income, and
  other real estate(1)..............     0.41%      0.43%      0.56%      0.52%      0.68%

------------------------

         (1) Excludes mortgage loans held for sale.

             Management is not aware of any potential problem loans other than those noted in the table above.

             ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The provision for loan losses is based on management's evaluation of the economic environment, the history of charged-off loans and recoveries, size and composition of the loan portfolio, non-performing and past-due loans, and other aspects of the loan portfolio. Main Street's management has established an allowance for loan losses which it believes is adequate for anticipated losses in its loan portfolio. Based on a continuous credit evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to Main Street's board of directors. The review that management has developed primarily focuses on risk by evaluating the level of loans in certain risk categories. These categories have also been established by management and take the form of loan grades. These loan grades closely mirror regulatory classification guidelines and include pass loan categories 1 through 4 and special mention, substandard, doubtful, and loss categories of 5 through 8, respectively. By grading the loan portfolio in this manner, Main Street's management is able to effectively evaluate the portfolio by risk, which management believes is the most effective way to analyze the loan portfolio and thus analyze the adequacy of the reserve for loan losses. Also, Main Street's management reviews activity in the allowance for loan losses, such as charge-offs and recoveries, during each quarter to identify trends.

             Main Street's credit management processes include a loan review program as one of the processes to evaluate the credit risk in the loan portfolio. Through the loan review process, Main Street maintains an internally critized classified loan list which, along with the delinquency report of loans, which serves as a tool to assist management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain financial ratios, uncertain repayment sources, or poor financial condition which may jeopardize recoverability of the debt. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans but have an increased risk of loss, or at least a portion of the loan may require being charged-off. Loans classified as "loss" are those loans that are in the process of being charged-off. For the year ended 2000, net charge-offs totaled $970,892 or 0.14% of average loans outstanding for the period, net of unearned income, compared to $629,525 or 0.11% in net charge-offs during 1999. Main Street's net charge-offs totaled $376,697 or 0.08% of average loans, net of unearned income, outstanding in 1998. Main Street recorded a provision for loan losses of $2,054,000, $1,730,000 and $1,400,000 in 2000, 1999 and 1998, respectively. At December 31, 2000, the allowance for loan losses totaled $10.4 million, or 1.50% of total loans, net of unearned income. At December 31, 1999, the allowance for loan losses was $9.32 million, or 1.48% of total loans, net of unearned income.

             The following table presents an analysis of the allowance for loan losses and other related data:

                                                  YEARS ENDED DECEMBER 31
                                    ----------------------------------------------------
                                      2000       1999       1998       1997       1996
                                    --------   --------   --------   --------   --------
                                                   (DOLLARS IN THOUSANDS)
Average loans outstanding (net of
  unearned income)................  $672,174   $580,693   $480,155   $414,712   $355,802
Total loans, net of unearned
  income, at end of period........   694,607    630,990    515,147    450,167    374,197
Allowance for loan losses at
  beginning of period.............     9,318      8,217      7,168      6,062      5,611
Provision for loans losses........     2,054      1,730      1,426      2,085      1,162
Charge-offs:
  Commercial and industrial.......      (330)      (320)      (307)      (111)      (151)
  Real estate.....................      (482)       (74)      (166)      (273)      (271)
  Consumer........................      (511)      (582)      (337)      (885)      (558)
Recoveries:
  Commercial and industrial.......        48         43         66         39         49
  Real estate.....................        95         55        131         38         59
  Consumer........................       209        249        236        213        161
                                    --------   --------   --------   --------   --------
Net charge-offs...................  $   (971)  $   (629)  $   (377)  $   (979)  $   (711)
                                    --------   --------   --------   --------   --------
Allowance for loan losses at end
  of period.......................  $ 10,401   $  9,318   $  8,217   $  7,168   $  6,062
                                    ========   ========   ========   ========   ========
Ratio of allowance to end of
  period loans....................      1.50%      1.48%      1.60%      1.59%      1.62%
Ratio of net charge-offs to
  average loans...................      0.14%      0.11%      0.08%      0.24%      0.20%
Ratio of allowance to end of
  period non-performing Loans......  1125.65%    534.60%    526.06%    712.52%    448.04%


             The following tables describe the allocation of the allowance for loan losses among various categories of loans and certain other information. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                            DECEMBER 31
                              ------------------------------------------------------------------------
                                       2000                     1999                     1998
                              ----------------------   ----------------------   ----------------------
                                         PERCENT OF               PERCENT OF               PERCENT OF
                                          LOANS TO                 LOANS TO                 LOANS TO
                               AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS
                              --------   -----------   --------   -----------   --------   -----------
                                                      (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses applicable to:
Commercial and industrial...  $ 1,405       13.51%      $1,058       11.35%      $  840       10.22%
Real estate.................    8,110       77.97        7,335       78.72        6,546       79.67
Consumer and other..........      886        8.52          925        9.93          831       10.11
                              -------      ------       ------      ------       ------      ------
Total allowance for loan
  losses....................  $10,401      100.00%      $9,318      100.00%      $8,217      100.00%
                              =======      ======       ======      ======       ======      ======




                                                               DECEMBER 31
                                            -----------------------------------------------
                                                  1997                         1996
                                            --------------------      ---------------------
                                                       PERCENT OF                 PERCENT OF
                                                       LOANS TO                   LOANS TO
                                            AMOUNT    TOTAL LOANS      AMOUNT   TOTAL LOANS
                                           -------   -----------      --------  -----------
                                                (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses applicable to:
Commercial and industrial...             $  811         11.31%         $  634      10.46%
Real estate.................              5,592         78.02           4,634      76.44
Consumer and other..........                765         10.67             794      13.10
                                          ------       ------          ------     ------
Total allowance for loan
  losses....................               $7,168      100.00%         $6,062     100.00%
                                           ======      ======          ======     ======

             Main Street believes that the allocation of its allowance for loan losses is reasonable. Where management is able to identify specific loans or categories of loans where specific amounts of reserve are required, allocations are assigned to those categories. Federal and state bank regulators also require that a bank maintain a reserve that is sufficient to absorb an estimated amount of unidentified potential losses based on management's perception of economic conditions, loan portfolio growth, historical charge-off experience and exposure concentrations.

             Main Street believes that the allowance for loan losses at December 31, 2000 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance that Main Street will not sustain losses in future periods which could be substantial in relation to the size of the allowance at December 31, 2000.

                  The allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the FDIC and the Georgia Department of Banking may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.

             While it is the Bank's policy to charge off in the current period loans for which a loss is considered probable there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

             INVESTMENT SECURITIES. Main Street uses its securities portfolio both as a source of income and as a source of liquidity. At December 31, 2000, investment securities totaled $153.5 million, an increase of $41.3 million from $112.2 million at December 31, 1999. At December 31, 2000, investment securities represented 15.2% of total assets, compared to 13.6% of total assets at December 31, 1999. The average yield on a fully taxable equivalent basis on the investment portfolio for the year ended December 31, 2000 was 6.52% compared to a yield of 6.30% for the year ended December 31, 1999 and 6.58% for the year ended December 31, 1998. At December 31, 1999, investment securities represented 18.2% of total deposits and 15.7% of total assets. Approximately $28.1 million or 41.7% of investment securities reprice within one year.

         The following table summarizes the contractual maturity of investment securities and their weighted average yields.

                                                                        DECEMBER 31, 2000

                           ------------------------------------------------------------------------------------------------
                                                         AFTER ONE YEAR       AFTER FIVE YEARS
                                     WITHIN ONE          BUT WITHIN FIVE       BUT WITHIN TEN
                                        YEAR                  YEARS                 YEARS            AFTER TEN YEARS
                                 -------------------   -------------------   -------------------   -------------------
                                  AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT      YIELD      TOTAL
                                 --------   --------   --------   --------   --------   --------   --------   --------    --------
                                                                      (DOLLARS IN THOUSANDS)

U.S. Treasury securities.......  $   200      5.51%    $    88      5.83%    $ 1,104      5.25%    $    --        --%      $ 1,392
U.S. government agencies and
  corporations.................   31,276      6.40      49,525      6.36       3,447      6.85       1,565       6.13       85,813
Mortgage-backed securities.....       --        --       4,665      6.08       9,190      7.14      24,995       6.46       38,850
States and political
  subdivisions.................    1,389      5.00       9,061      4.61       6,153      5.17      10,934       5.23       27,537
                                 -------      ----     -------      ----     -------      ----     -------      -----     --------
Total..........................  $32,865      6.27%    $63,339      6.11%    $19,894      6.38%    $37,494      6.08%     $153,592
                                 =======      ====     =======      ====     =======      ====     =======      =====     =========

                   The following table presents the amortized costs and fair value of securities classified as available for sale and held-to-maturity at December 31, 2000, 1999 and 1998:

                                              2000                   1999                   1998
                                      --------------------   --------------------   --------------------
                                      AMORTIZED     FAIR     AMORTIZED     FAIR     AMORTIZED     FAIR
                                        COST       VALUE       COST       VALUE       COST       VALUE
                                      ---------   --------   ---------   --------   ---------   --------
                                                            (DOLLARS IN THOUSANDS)
HELD TO MATURITY SECURITIES
States and political subdivisions...  $ 17,852   $ 17,958    $ 15,541    $15,182    $ 12,497   $ 13,044
                                      ========   ========    ========    =======    ========   ========
AVAILABLE FOR SALE SECURITIES
U.S.Treasury securities.............  $  1,392   $  1,369    $  3,992    $ 3,942    $  3,991   $  4,041
U.S. Government agencies and
  corporations......................    85,813     86,101      44,496     42,732      34,413     34,501
Mortgage-backed securities..........    38,850     38,601      42,583     40,886      51,242     51,162
States & political subdivisions.....     9,685      9,565       9,733      9,092      10,438     10,654
                                      --------   --------    --------    -------    --------   --------
                                      $135,740   $135,636    $100,804    $96,652    $100,084   $100,358
                                      ========   ========    ========    =======    ========   ========

             Mortgage-backed securities are securities which have been developed by pooling real estate mortgages and are principally issued by federal agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies.

             At December 31, 2000, 64.3% of the mortgage-backed securities Main Street held had contractual final maturities of more than ten years. However, unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Conversely, these securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be unduly shortened. If interest rates begin to fall, prepayments will increase, and the average life of these securities will decrease.

             Main Street has adopted Statement of Financial Accounting
         Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At the date of purchase, Main Street is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available- for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Main Street does not have any securities classified as trading securities. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in accumulated other comprehensive income, a separate component of shareholders' equity, until realized.

             DEPOSITS. Main Street offers a variety of deposit accounts having a wide range of interest rates and terms. Main Street's deposits consist of demand, savings, money market and time accounts. Main Street relies primarily on competitive pricing policies and customer service to attract and retain these deposits. Main Street has a limited amount of brokered deposits. Main Street's lending and investing activities are funded principally by deposits, approximately 44.4% of which are demand, money market and savings deposits. Deposits at December 31, 2000 were $831.9 million, an increase of $125.7 million or 17.8% from $706.2 million at December 31, 1999. Non-interest-bearing deposits were $132.3 million at December 31, 2000, an increase of $7.4 million, or 5.9% from $124.9 million at December 31, 1999. Certificates of Deposit were $462.9 at December 31, 2000, an increase of $102.0 million, or 28.3% from $360.8 million at December 31, 1999.

             The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2000, 1999 and 1998 are presented below:

                                                                  YEARS ENDED DECEMBER 31
                                              ---------------------------------------------------------------
                                                     2000                  1999                  1998
                                              -------------------   -------------------   -------------------
                                               AMOUNT      RATE      AMOUNT      RATE      AMOUNT      RATE
                                              --------   --------   --------   --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)

Non-interest bearing demand deposits........  $142,815      -- %    $125,428       --%    $109,087       --%
Demand and money market deposits............   181,830     2.97      171,771     2.25     $152,883     2.58
Savings deposits............................    42,595     2.49       43,159     2.53       35,567     2.88
Time deposits...............................   409,090     6.08      330,311     5.30      301,227     5.60
                                              --------     ----     --------     ----     --------     ----
Total deposits..............................  $776,330     4.04%    $670,669     3.35%    $598,764     3.65%
                                              ========     ====     ========     ====     ========     ====

           The following table sets forth the amount of Main Street's certificates of deposit that are $100,000 or greater by time remaining until maturity:

                                                                    DECEMBER 31, 2000
                                                                    -----------------
                                                                      (DOLLARS IN
                                                                       THOUSANDS)
      Three months or less........................................       $24,057
      Over three through six months...............................        33,912
      Over six through 12 months..................................        56,223
      Over 12 months..............................................        31,241
                                                                        --------
        Total.....................................................      $145,433
                                                                        ========


             OTHER BORROWINGS. Deposits are the primary source of funds for Main Street's lending and investment activities. Occasionally, it obtains additional funds from the Federal Home Loan Bank(FHLB) and correspondent banks. At December 31, 2000, Main Street Banks had borrowings of $52.1 million in the form of FHLB advances and $32.6 million in Federal Funds Purchased and securities sold under repurchase agreements compared to $49.1 million and $18.9 million, respectively, at December 31, 1999. Main Street Banks' weighted average interest rate on FHLB advances for the period ended December 31, 2000 was 6.42%. For a more detailed discussion of the borrowings of Main Street Banks, see note 7 to Main Street Banks' Consolidated Financial Statements included herein.

             INTEREST RATE SENSITIVITY AND LIQUIDITY. Main Street Banks' asset liability and funds management policy provides management with the necessary guidelines for effective funds management and a measurement system for monitoring its net interest rate sensitivity position. Main Street manages its sensitivity position within established guidelines.

             Interest rate risk is managed by the asset liability committee which is composed of senior officers of Main Street, in accordance with policies approved by its board of directors. The asset liability committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the asset liability committee considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The asset liability committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the asset liability committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Main Street Banks' management uses two methodologies to manage interest rate risk: (i) an analysis of relationships between interest-earning assets and interest-bearing liabilities; and (ii) an interest rate shock simulation model. Main Street Banks' has traditionally managed its business to reduce its overall exposure to changes in interest rates.

             Main Street manages its exposure to interest rates by structuring its balance sheet in the ordinary course of business. Main Street Banks has in the past, and may utilize interest rate swaps, financial options, or financial futures contracts in order to reduce interest rate risk. No such interest rate protection instruments were in effect at the end of 2000.

             An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. The management of interest rate risk is performed by analyzing the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time (gap) and by analyzing the effects of interest rate changes on net interest income over specific periods of time by projecting the performance of the mix of assets and liabilities in varied interest rate environments. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. A company is considered to be asset sensitive, or having a positive gap, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or having a negative gap, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely.

                   The following table sets forth an interest rate sensitivity analysis for Main Street at December 31, 2000:

                                                      VOLUMES SUBJECT TO REPRICING WITHIN
                                         -------------------------------------------------------------
                                                                                  AFTER ONE
                                         0-30 DAYS   31-180 DAYS   181-365 DAYS     YEAR       TOTAL
                                         ---------   -----------   ------------   ---------   --------
                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Investment Securities................  $  2,111      $ 11,484      $ 15,833     $128,115    $157,543
  Loans................................   212,836       111,467        84,005      286,299     694,607
  Mortgage Loans Held for Sale.........     2,248            --            --           --       2,248
  Interest Bearing Deposits in Banks...       505            --            --           --         505
  Federal funds sold and short term
    investments........................    85,097            --            --           --      85,097
                                         --------      --------      --------     --------    --------
Total interest-earning assets..........   302,797       122,951        99,838      414,414     940,000
                                         --------      --------      --------     --------    --------
Interest-bearing liabilities:
  Demand, money market and savings
    deposits...........................     8,443        42,214        50,657      135,404     236,718
  Time deposits........................    26,242       175,457       177,184       83,985     462,868
  Borrowings...........................        --         5,000        15,000       32,128      52,128
                                         --------      --------      --------     --------    --------
    Total interest-bearing
      liabilities......................    34,685       222,671       242,841      251,517     751,714
                                         --------      --------      --------     --------    --------
Period gap.............................  $268,112      $(99,720)    $(143,003)    $162,897    $188,286
                                         ========      ========      ========     ========
Cumulative gap.........................  $268,112      $168,392      $ 25,389     $188,286
                                         ========      ========      ========     ========
Period gap to total assets.............     26.58%        (9.89)%      (14.18)%      16.15%
Cumulative gap to total assets.........     26.58%        16.69%         2.51%       18.66%

             Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as interest rates change. In addition to gap analysis, Main Street Banks uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Assumptions based on past experience are incorporated into the model for non-maturity deposit accounts. Based on Main Street's December 31, 2000 simulation analysis, the simulation model estimates that a 200 basis point rise or decline in rates over the next 12 month period would have an adverse impact of no more than 4% on its net interest income for the period. The change is relatively small, despite the company's asset sensitive position.

             As a financial institution, Main Street's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of Main Street Banks' assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Based upon the nature of Main Street's operations, it is not subject to foreign exchange or commodity price risk. Main Street Banks does not own investment securities held as trading assets.


             Main Street Banks' exposure to market risk is reviewed on a regular basis. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Main Street Banks' management recognizes these inherent risks and has structured processes and systems to identify, measure and control these risks.

             Liquidity involves Main Street Banks' ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis. During the past three years, Main Street Banks' liquidity needs have primarily been met by growth in core deposits, as previously discussed, together with advances from the Federal Home Loan Bank. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, Main Street Banks does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing investment and loan portfolios, have generally created an adequate liquidity position.

                  IMPACT OF INFLATION. The effects of inflation on the local economy and on Main Street Banks' operating results have been relatively modest for the past several years. Since substantially all of the Company's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. Main Street Banks attempts to control the impact of interest rate fluctuations by managing the relationship between its interest sensitive assets and liabilities. Changes in interest rates will affect the volume of loans generated and the values of investment securities and collateral held. Increasing interest rates such as those experienced in 1999 generally decrease the value of securities and collateral and reduce loan demand, especially the demand for real estate loans. Declining interest rates tend to increase the value of securities and increase the demand for loans. For a more detailed explanation of how the Company manages its interest rate risk, see "--Financial Condition--Interest rate sensitivity and liquidity at page 27.

             CAPITAL RESOURCES. Capital management consists of providing equity to support both current and future operations. Main Street is subject to capital adequacy requirements imposed by the Federal Reserve Board and Main Street Bank is subject to capital adequacy requirements imposed by the FDIC and the Georgia Department of Banking and Finance. Both the Federal Reserve Board and the FDIC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

             The risk-based capital standards issued by the Federal Reserve Board require all bank holding companies to have "Tier 1 capital" of at least 4.0% and "total risk-based" capital (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. "Tier 1 capital" generally includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. "Tier 2 capital" may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital."

                  The Federal Reserve Board has also adopted guidelines which supplement the risk-based capital guidelines with a minimum ratio of Tier 1 capital to average total consolidated assets ("leverage ratio") of 3.0% for institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0% to 5.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

             Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. Main Street Bank is subject to capital adequacy guidelines of the FDIC that are substantially similar to the Federal Reserve Board's guidelines. Also pursuant to the Federal Deposit Insurance Corporation Improvement Act, the FDIC has promulgated regulations setting the levels at which an insured institution such as Main Street Bank would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the FDIC's regulations, Main Street Bank is classified "well capitalized" for purposes of prompt corrective action. See "Supervision and Regulation" (page 5).

             Shareholders' equity increased to $86.4 million at December 31, 2000 from $73.8 million at December 31, 1999, an increase of $12.6 million or 17.1%. This increase was primarily the result of net income of $12.8 million and net unrealized gains on investment securities held for sale of $2.4 million, less dividends declared on common stock of $3.5 million.

                  The following table provides a comparison of Main Street's and its banking subsidiary's leverage and risk-weighted capital ratios as of December 31, 2000 to the minimum and well capitalized regulatory standards:

                                       MINIMUM REQUIRED FOR   TO BE WELL CAPITALIZED
                                         CAPITAL ADEQUACY     UNDER PROMPT CORRECTIVE    ACTUAL RATIO AT
                                             PURPOSES            PROVISIONS ACTION      DECEMBER 31, 2000
                                       --------------------   -----------------------   -----------------
Main Street:
  Leverage ratio.....................          4.00%                     5.00%                 8.51%
  Tier 1 risk-based capital ratio....          4.00                      6.00                 11.37
  Risk-based capital ratio...........          8.00                     10.00                 12.62

Banking Subsidiary:
  Leverage ratio.....................          4.00%                     5.00%                 8.32%
  Tier 1 risk-based capital ratio....          4.00                      6.00                 10.70
  Risk-based capital ratio...........          8.00                     10.00                 11.95

-----------------------

         RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133").
         SFAS No. 133 establishes new accounting and reporting activities for derivatives. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of condition. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities,"("SFAS No. 138") which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities and is effective simultaneously with SFAS No. 133. Main Street adopted the standards as of January 1, 2001. The adoption of the standards by Main Street as of January 1, 2001, had no material effect on earnings and financial position based on Main Street's limited use of derivatives.

         QUARTERLY RESULTS (UNAUDITED)

             The following table sets forth certain consolidated quarterly financial information of Main Street. This information is derived from unaudited consolidated financial statements which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. The results for any quarter are not necessarily indicative of results for any future period. This information should be read in conjunction with Main Street Banks' consolidated financial statements and the notes thereto included elsewhere in this report.

                                                                        2000 QUARTER ENDED
                                                            -----------------------------------------
                                                            MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                                                            --------   --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT
                                                                         PER SHARE DATA)
Interest income...........................................  $18,045    $19,330    $20,826    $22,030
Interest expense..........................................    7,125      7,997      9,494     10,352
Net interest income.......................................   10,920     11,333     11,332     11,678
Provision for loan losses.................................      550        454        455        595
Securities gains (losses).................................       --       (513)        --          4
Earnings before income taxes..............................    5,092      4,086      5,361      5,469
Operating income(1).......................................    3,323      3,632      3,500      3,690
Net income................................................    3,323      2,320      3,500      3,690
Net income per share, basic...............................   $ 0.24     $ 0.17     $ 0.24     $ 0.25
Net income per share, diluted.............................   $ 0.24     $ 0.16     $ 0.24     $ 0.25
Operating net income per share, diluted(1)................   $ 0.24     $ 0.25     $ 0.24     $ 0.25


                                                                        1999 QUARTER ENDED
                                                             ----------------------------------------
                                                             MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                                                             --------   --------   --------   -------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT
                                                                          PER SHARE DATA)
Interest income............................................   $14,616    $15,393    $16,422   $17,754
Interest expense...........................................     5,642      5,809      6,236     6,956
Net interest income........................................     8,974      9,584     10,186    10,798
Provision for loan losses..................................       435        520        395       380
Securities gains (losses)..................................       (3)        (1)         14       (1)
Earnings before income taxes...............................     3,858      3,621      4,641     4,995
Operating income(2)........................................     2,503      2,593      2,891     3,224
Net income.................................................     2,575      2,456      3,007     3,194
Net income per share, basic................................    $ 0.18     $ 0.17     $ 0.21    $ 0.23
Net income per share, diluted..............................    $ 0.18     $ 0.17     $ 0.21    $ 0.22
Operating net income per share, diluted(2).................    $ 0.17     $ 0.18     $ 0.20    $ 0.22

(1) Excludes non-recurring merger related expenses and onetime losses pertaining to restructuring of investment portfolio of $1,312 in second quarter 2000.
(2) Excludes non-recurring merger related expenses of $137 in second quarter 1999 and $29 in fourth quarter 1999. Excludes non-recurring onetime gains from sales of property net of merger expenses of $72 in first quarter 1999 and $116 in third quarter 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The discussion on Market Risk appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations- Interest Rate Sensitivity and Liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the Company and its subsidiaries are included on pages F-1 through F-34 of this Annual Report on Form 10-K.

         Consolidated Balance Sheets - December 31, 2000 and 1999

         Consolidated Statements of Income - Years Ended December 31, 2000, 1999, and 1998

         Consolidated Statements of Stockholders' Equity - Years Ended
              December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows - Years Ended
              December 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements

                  Years ended December 31, 2000, 1999 and 1998




                                    CONTENTS

Report of Independent Auditors......................................................................... F-1

Consolidated Financial Statements

Consolidated Balance Sheets............................................................................ F-2
Consolidated Statements of Income...................................................................... F-4
Consolidated Statements of Changes in Shareholders' Equity............................................. F-6
Consolidated Statements of Cash Flows.................................................................. F-9
Notes to Consolidated Financial Statements............................................................. F-11

                         Report of Independent Auditors

Board of Directors
Main Street Banks, Inc.

We have audited the accompanying consolidated balance sheets of Main Street Banks, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of First Sterling Banks, Inc. and Subsidiaries, prior to their restatement for the 2000 pooling of interests as described in Note 16, which statements reflect total assets constituting 41% in 1999, and net interest income constituting 38% in 1999 and 35% in 1998 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for First Sterling Banks, Inc. and Subsidiaries, prior to their restatement for the 2000 pooling of interests as described in
Note 16, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Main Street Banks, Inc. and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ Ernst & Young LLP

Atlanta, Georgia
January 25, 2001

                    Main Street Banks, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                                DECEMBER 31
                                                                         2000                  1999
                                                                 --------------------- ---------------------
ASSETS
Cash and due from banks                                                $  38,972,556     $     36,110,722
Interest-bearing deposits in banks                                           504,846            1,733,612
Federal funds sold and securities purchased under agreement to
   resell                                                                 85,096,897           35,620,000
Investment securities available for sale                                 135,636,327           96,652,446
Investment securities held to maturity (fair value of
   $17,957,536 and $15,182,297 at December 31, 2000 and 1999,
   respectively)                                                          17,851,829           15,541,492
Other investments                                                          3,645,900            3,374,756
Mortgage loans held for sale                                               2,248,415            1,356,664
Loans, net of unearned income                                            694,607,431          630,990,126
Allowance for loan losses                                                (10,400,896)          (9,317,788)
                                                                 --------------------- ---------------------
Loans, net                                                               684,206,535          621,672,338


Premises and equipment, net                                               26,311,604           26,702,843
Other real estate                                                          1,917,687              899,400
Accrued interest receivable                                                6,516,333            3,526,663
Goodwill and other intangible assets                                         945,534            1,384,300
Other assets                                                               4,946,936            7,836,965
                                                                 --------------------- ---------------------
Total assets                                                          $1,008,801,399         $852,412,201
                                                                 ===================== =====================

                                                                   DECEMBER 31
                                                                         2000                  1999
                                                                 --------------------- ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits:
     Noninterest-bearing demand                                      $  132,314,871          $124,932,088
     Interest-bearing demand and money market                           193,950,449           178,966,344
     Savings                                                             42,767,549            41,481,575
     Time deposits of $100,000 or more                                  145,433,134            91,625,058
     Other time deposits                                                317,434,910           269,223,566
                                                                 --------------------- ---------------------
Total deposits                                                          831,900,913           706,228,631

Accrued interest payable                                                  5,393,279             3,025,862
Federal Home Loan Bank advances                                          52,127,500            49,142,500
Federal funds purchased and securities sold under repurchase
   agreements                                                            32,615,659            18,876,938
Other liabilities                                                           341,847             1,298,971
                                                                 --------------------- ---------------------
Total liabilities                                                       922,379,198           778,572,902

SHAREHOLDERS' EQUITY
Common stock - no par value per share; 50,000,000 shares authorized; issued and outstanding, 14,268,102 shares in 2000 and 14,179,163 in 1999
                                                                         28,531,015            28,109,930
Retained earnings                                                        58,993,537            49,562,302
Accumulated other comprehensive loss                                        (68,476)           (2,799,058)
Treasury stock, 169,082 shares in 2000 and 1999                          (1,033,875)           (1,033,875)
                                                                 --------------------- ---------------------
Total shareholders' equity                                               86,422,201            73,839,299
                                                                 --------------------- ---------------------
Total liabilities and shareholders' equity                           $1,008,801,399          $852,412,201
                                                                 ===================== =====================


 SEE ACCOMPANYING NOTES.

                    Main Street Banks, Inc. and Subsidiaries

                        Consolidated Statements of Income


                                                                         YEARS ENDED DECEMBER 31
                                                                 2000              1999              1998
                                                           ----------------- ----------------- -----------------
Interest income:
   Loans, including fees                                       $68,916,896        $56,313,192      $48,937,441
   Interest on investment securities:
     Taxable                                                     6,732,881          5,508,325        5,302,886
     Non-taxable                                                 1,090,510          1,072,659        1,036,936
   Federal funds sold                                            3,414,383          1,251,305        1,989,555
   Interest-bearing deposits in banks                               77,258             39,587           11,875
                                                           ----------------- ----------------- -----------------
Total interest income                                           80,231,928         64,185,068       57,278,693

Interest expense:
   Interest-bearing demand and money market                      5,406,235          3,874,897        3,950,080
   Savings                                                       1,061,313          1,093,252        1,023,383
   Time deposits of $100,000 or more                             6,580,409          4,371,506        4,318,615
   Other time deposits                                          18,307,476         13,130,625       12,564,543
   Federal Funds purchased                                         406,483            351,056           88,266
   Federal Home Loan Bank advances                               3,186,754          1,605,471          586,113
   Other                                                            20,907            216,462           55,105
                                                           ----------------- ----------------- -----------------
Total interest expense                                          34,969,577         24,643,269       22,586,105

Net interest income                                             45,262,351         39,541,799       34,692,588
Provision for loan losses                                        2,054,000          1,730,000        1,426,000
                                                           ----------------- ----------------- -----------------
Net interest income after provision for loan losses
                                                                43,208,351         37,811,799       33,266,588

Noninterest income:
   Service charges on deposit accounts                           4,687,796          4,300,090        3,837,554
   Investment securities (losses) gains                           (508,601)             9,037           41,445
   Gain on sales of premises and equipment                          48,985            547,933           55,284
   Gain on sales of loans                                          456,930            351,262          496,880
   Other income                                                  5,222,952          4,638,140        4,406,205
                                                           ----------------- ----------------- -----------------
Total noninterest income                                         9,908,062          9,846,462        8,837,368

                    Main Street Banks, Inc. and Subsidiaries


                                                                         YEARS ENDED DECEMBER 31
                                                                 2000              1999              1998
                                                           ----------------- ----------------- -----------------
Noninterest expense:
   Salaries and other compensation                               15,060,692        14,462,705       13,365,445
   Employee benefits                                              2,886,713         2,127,267        2,059,634
   Net occupancy and equipment expense                            4,579,975         4,230,312        3,753,918
   Professional services                                            855,231           970,294          350,327
   Regulatory agency assessments                                    317,433           240,753          161,351
   Amortization of intangible assets                                438,767           438,767          438,767
   Merger expense                                                 1,085,774           308,908          105,531
   Other expense                                                  7,883,699         7,764,384        7,207,312
                                                           ----------------- ----------------- -----------------
Total noninterest expense                                        33,108,284        30,543,390       27,442,285

Income before income taxes                                       20,008,129        17,114,871       14,661,671
Income tax expense                                                7,175,329         5,882,514        4,681,812
                                                           ----------------- ----------------- -----------------
Net income                                                      $12,832,800       $11,232,357  $     9,979,859
                                                           ================= ================= =================

Earnings per share:
   Basic                                                    $          .90    $          .79   $           .71
                                                           ================= ================= =================
   Diluted                                                  $          .89    $          .78   $           .69
                                                           ================= ================= =================
Weighted average common shares outstanding:
     Basic                                                       14,220,939        14,157,902       14,018,616
                                                           ================= ================= =================
     Diluted                                                     14,494,464        14,481,066       14,361,069
                                                           ================= ================= =================

SEE ACCOMPANYING NOTES.

                    Main Street Banks, Inc. and Subsidiaries

           Consolidated Statements of Changes in Shareholders' Equity

                                                                      COMMON STOCK                TREASURY STOCK
                                                                  SHARES         AMOUNT        SHARES        AMOUNT
                                                               -------------- ------------- ------------- -------------

Balance at January 1, 1998                                       5,310,367     $27,161,563       65,750   $(1,033,875)
   Comprehensive income, net of tax:
     Net income                                                          -               -            -             -
     Other comprehensive income:
       Net unrealized losses on investment securities held
         for sale arising in the current year                            -               -            -             -
       Less reclassification adjustment for net gains
         included in net income                                          -               -            -             -

   Comprehensive income
   Cash dividends declared - $.15 per share                              -               -            -             -

   Cash dividends declared by pooled companies:
     Main Street Banks, Inc. - $.27 per share                            -               -            -             -
     Other pooled companies                                              -               -            -             -
   Common stock issued pursuant to:
     Restricted stock award plan                                   132,000         680,000            -             -
     Common stock split (1)                                      1,378,665               -       65,750             -
     Common stock split of Main Street Banks, Incorporated       6,523,200               -            -             -
       (2)
     Exercise of stock options                                      10,376          85,939            -             -
                                                               -------------- ------------- ------------- -------------
Balance at December 31, 1998                                    13,354,608      27,927,502      131,500    (1,033,875)
   Comprehensive income, net of tax:
     Net income                                                          -               -            -             -
     Other comprehensive income:
       Net unrealized losses on investment securities held
         for sale arising in the current year                            -               -            -             -
       Less reclassification adjustment for net gains
         included in net income                                          -               -            -             -
   Comprehensive income
   Cash dividends declared - $.16 per share                              -               -            -             -

   Cash dividends declared by pooled companies:
     Main Street Banks, Inc. - $.27 per share                            -               -            -             -
       Other pooled companies                                            -               -            -             -
   Common stock issued pursuant to:
     Restricted stock award plan                                     4,000          20,000            -             -
     Stock dividend                                                790,269               -       37,582             -
     Exercise of stock options                                      32,886         173,428            -             -
   Stock forfeited under restricted stock award plan                (2,600)        (11,000)           -             -
  Tax benefit from exercise of stock options                             -               -            -             -
                                                               -------------- ------------- ------------- -------------
Balance at December 31, 1999                                    14,179,163     $28,109,930      169,082   $(1,033,875)
                                                               -------------- ------------- ------------- -------------


                                                                RETAINED        COMPREHENSIVE      SHAREHOLDERS'
                                                                EARNINGS        INCOME (LOSS)           EQUITY
                                                               -------------- --------------------- -----------------

Balance at January 1, 1998                                      $35,110,833         $70,563           $61,309,084
   Comprehensive income, net of tax:
     Net income                                                   9,979,859               -             9,979,859
     Other comprehensive income:
       Net unrealized losses on investment securities held
         for sale arising in the current year                             -           8,107                 8,107
       Less reclassification adjustment for net gains
         included in net income                                           -          (3,253)               (3,253)
                                                                                                  -----------------
   Comprehensive income                                                                                  9,984,713
   Cash dividends declared - $.15 per share                      (2,337,007)              -            (2,337,007)
   Cash dividends declared by pooled companies:
     Main Street Banks, Inc. - $.27 per share                      (644,242)              -              (644,242)
     Other pooled companies                                        (112,615)              -              (112,615)
   Common stock issued pursuant to:
     Restricted stock award plan                                          -               -               680,000
     Common stock split (1)                                               -               -                     -
     Common stock split of Main Street Banks, Incorporated                -               -                     -
       (2)
     Exercise of stock options                                            -               -                85,939
                                                              -------------- --------------------- -----------------
Balance at December 31, 1998                                      41,996,828         75,417            68,965,872
   Comprehensive income, net of tax:
     Net income                                                   11,232,357              -            11,232,357
     Other comprehensive income:
       Net unrealized losses on investment securities held
         for sale arising in the current year                              -      (2,886,740)          (2,886,740)
       Less reclassification adjustment for net gains
         included in net income                                            -          12,265               12,265
                                                                                                  -----------------
   Comprehensive income                                                                                 8,357,882
   Cash dividends declared - $.16 per share                         (792,892)              -             (792,892)

   Cash dividends declared by pooled companies:
     Main Street Banks, Inc. - $.27 per share                      (2,825,168)              -          (2,825,168)
       Other pooled companies                                        (108,291)              -            (108,291)
   Common stock issued pursuant to:
     Restricted stock award plan                                            -               -              20,000
     Stock dividend                                                         -               -                   -
     Exercise of stock options                                              -               -             173,428
   Stock forfeited under restricted stock award plan                        -               -             (11,000)
  Tax benefit from exercise of stock options                           59,468               -              59,468
                                                                   -------------- -------------------- ----------------
Balance at December 31, 1999                                      $49,562,302     $(2,799,058)        $73,839,299
                                                                   ------------- --------------------- ----------------

                    Main Street Banks, Inc. and Subsidiaries


                                                            COMMON STOCK               TREASURY STOCK          RETAINED
                                                        SHARES        AMOUNT        SHARES        AMOUNT       EARNINGS
                                                     ------------- ------------- ------------- ------------- --------------

Balance at December 31, 1999                          14,179,163    $28,109,930      169,082   $(1,033,875)   $49,562,302
   Comprehensive income, net of tax:
     Net income                                                -              -            -             -     12,832,800

     Other comprehensive income:
       Net unrealized gains on investment
         securities held for sale arising in the               -              -            -             -              -
         current year
       Less reclassification adjustment for net
         losses included in net income                         -              -            -             -              -
   Comprehensive income
   Cash dividends declared - $.24 per share                    -              -            -             -     (2,611,923)
   Cash dividends declared by pooled companies:
     Main Street Banks, Inc. - $.08 per share                  -              -            -             -       (706,320)
     Other pooled companies                                    -              -            -             -       (138,140)
   Common stock issued pursuant to:
     Exercise of stock options                            69,955        301,485            -             -              -
     Restricted stock award plan                          22,500        135,000            -             -              -
   Stock forfeited under restricted stock award           (3,516)       (15,400)           -             -              -
     plan
  Tax benefit from exercise of stock options                   -              -            -             -         54,818
                                                     ------------- ------------- ------------- ------------- --------------
Balance at December 31, 2000                          14,268,102    $28,531,015      169,082   $(1,033,875)   $58,993,537
                                                     ============= ============= ============= ============= ==============

                                                       ACCUMULATED OTHER          TOTAL
                                                          COMPREHENSIVE        SHAREHOLDERS'
                                                          INCOME (LOSS)           EQUITY
                                                      --------------------- ------------------
Balance at December 31, 1999                           $(2,799,058)         $73,839,299
   Comprehensive income, net of tax:
     Net income                                                  -           12,832,800

     Other comprehensive income:
       Net unrealized gains on investment
         securities held for sale arising in the         2,394,905            2,394,905
         current year
       Less reclassification adjustment for net
         losses included in net income                     335,677              335,677
                                                                           -----------------
   Comprehensive income                                                      15,563,382
   Cash dividends declared - $.24 per share                      -           (2,611,923)
   Cash dividends declared by pooled companies:
     Main Street Banks, Inc. - $.08 per share                    -             (706,320)
     Other pooled companies                                      -             (138,140)
   Common stock issued pursuant to:
     Exercise of stock options                                    -              301,485
     Restricted stock award plan                                  -              135,000
   Stock forfeited under restricted stock award                   -              (15,400)
     plan
  Tax benefit from exercise of stock options                      -               54,818
                                                      --------------------- ------------------
Balance at December 31, 2000                             $  (68,476)         $86,422,201
                                                      ===================== ==================

(1) Stock split consisted of a 2 for 1, effected in the form of a dividend to shareholders of record on March 16, 1998.

(2) Stock split consisted of a 4 for 1, effected in the form of a dividend to shareholders of record on September 1, 1998.

SEE ACCOMPANYING NOTES.

                    Main Street Banks, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                              YEAR ENDED DECEMBER 31
                                                                      2000             1999            1998
                                                                 ---------------- --------------- ----------------
OPERATING ACTIVITIES
Net income                                                      $    12,832,800 $      11,232,357    $  9,979,859
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Provision for loan losses                                        2,054,000       1,730,000       1,426,000
     Depreciation and amortization of premises and equipment          2,151,696       1,891,269       1,615,876
     Amortization of intangible assets                                  438,767         438,767         438,767
     Gain on sales of other real estate                                  (6,618)           (478)         22,438
     Investment securities losses (gains)                               508,601          (9,037)        (41,465)
     Net accretion of investment securities                            (220,957)        (45,225)        (33,502)
     Net accretion of loans purchased                                   (60,882)       (109,828)        (69,695)
     Gain on sales of premises and equipment                            (48,985)       (547,758)        (55,284)
     Net (increase) decrease in mortgage loans held for sale           (502,676)      2,926,250      (4,282,914)
     Gains on sales of mortgage loans                                  (389,075)       (339,662)       (456,293)
     Gains on sales of other loans                                      (67,855)        (11,600)        (40,587)
     Deferred income tax benefit                                       (101,653)       (245,728)        (13,145)
     Deferred net loan fees                                             (35,874)        100,270         100,120
     Vesting in restricted stock award plan                             372,147         443,832         493,000
     Changes in operating assets and liabilities:
       Increase in accrued interest receivable                       (2,989,670)     (1,123,244)         (8,667)
       Increase in accrued interest payable                           2,367,417         607,639          31,564
       Other                                                         (1,959,124)       (132,393)     (1,415,693)
                                                                   ------------    ------------    ------------
Net cash provided by operating activities                            14,342,059      16,805,431       7,690,379

INVESTING ACTIVITIES
Purchases of investment securities held to maturity                  (4,543,940)     (4,272,280)     (3,764,460)
Purchases of investment securities available for sale               (59,399,538)    (38,240,654)    (67,808,727)
Purchases of other investments                                         (271,144)     (1,016,177)        (14,000)
Maturities of investment securities held to maturity                  2,245,688       1,237,790       5,617,764
Maturities and calls of investment securities available for           9,879,854      33,084,833      49,842,256
   sale
Proceeds from sales of investment securities available for sale
                                                                     14,284,195       4,420,285      10,294,738
Net increase in loans funded                                        (63,460,629)   (116,816,252)    (66,358,179)
Purchases of premises and equipment                                  (2,213,375)     (4,016,002)     (4,965,096)
Proceeds from sales of premises and equipment                           501,903       1,367,599         491,506
Proceeds from sales of other real estate                              1,205,001         573,924       1,668,069
Improvements to and first lien payoffs on other real estate                  --              --        (119,079)
                                                                    ------------    ------------    ------------
Net cash used in investing activities                              (101,771,958)   (123,676,934)    (75,115,208)

                    Main Street Banks, Inc. and Subsidiaries


                                                                               YEAR ENDED DECEMBER 31
                                                                       2000             1999            1998
                                                                  ---------------- --------------- ----------------
FINANCING ACTIVITIES
Net increase in demand and savings accounts                          23,652,862       37,981,434      33,163,296
Increase in time deposits                                           102,019,420       49,071,174       6,328,834
Increase in federal funds purchased                                  13,738,721       15,478,760       1,539,901
Net increase in Federal Home Loan Bank advances                       2,985,000       29,142,500      18,000,000
Dividends paid                                                       (4,157,624)      (3,726,352)     (2,930,756)
Proceeds from the issuance of common stock                              301,485          173,428          70,939
                                                                  ---------------- --------------- ----------------
Net cash provided by financing activities                           138,539,864      128,120,944      56,172,214
                                                                  ---------------- --------------- ----------------

Net increase in cash and cash equivalents                            51,109,965       21,249,441     (11,252,615)
Cash and cash equivalents at beginning of year                       73,464,334       52,214,893      63,467,508
                                                                  ---------------- --------------- ----------------
Cash and cash equivalents at end of year                           $124,574,299    $  73,464,334    $ 52,214,893
                                                                  ================ =============== ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year for:
   Interest                                                        $ 32,602,160    $  24,035,630    $ 22,578,993
                                                                  ================ =============== ================
   Income taxes, net                                               $  5,902,230    $   4,328,806    $  4,686,170
                                                                  ================ =============== ================

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS
Loans transferred to real estate acquired through foreclosure      $  2,213,878    $     630,321    $    614,120
                                                                  ================ =============== ================
Bank owned premises transferred to other real estate               $          -    $           -    $    685,000
                                                                  ================ =============== ================
Sales of other real estate financed                                $          -    $           -    $    166,429
                                                                  ================ =============== ================

SEE ACCOMPANYING NOTES.

                    Main Street Banks, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Main Street Banks, Inc. (the "Parent" or "Company") is a bank holding company which conducts business primarily in Barrow, Clarke, Cobb, DeKalb, Gwinnett, Newton, Rockdale and Walton counties in Georgia through its wholly owned subsidiaries, Main Street Bank ("Main Street" or the "Bank") and Williamson, Musselwhite & Main Street Insurance, Inc. ("Williamson"). Prior to January 2, 2001, the Parent was known as First Sterling Banks, Inc. On December 29, 2000, former bank subsidiaries, The Westside Bank & Trust Company ("Westside"), The Eastside Bank & Trust Company ("Eastside"), and Community Bank of Georgia ("Community") were merged into Main Street Bank. The Bank provides a full range of traditional banking, mortgage banking, investment services and insurance services to individual and corporate customers in its primary market areas and surrounding counties.

The consolidated financial statements of Main Street Banks, Inc. and Subsidiaries are prepared in accordance with accounting principles generally accepted in the United States, and practices within the financial services industry, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of other real estate acquired in connection with foreclosures or in satisfaction of loans. Management believes that the allowance for loan losses is adequate and the valuation of other real estate is appropriate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. The Company's results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Parent and its wholly owned subsidiaries, the Bank and Williamson. All significant intercompany transactions and balances have been eliminated in consolidation.

As described more fully in Note 16, the accompanying financial statements have been restated to account for the pooling of interests between the former First Sterling Banks, Inc. and Main Street Banks, Incorporated, which occurred on May 24, 2000, the pooling of interests between the former First Sterling Banks, Inc. and Georgia Bancshares Inc., which occurred on April 23, 1999 and the pooling of interests between the Company and Williamson, which occurred on December 28, 2000. In business combinations accounted for as poolings-of-interests, the financial position and results of operations and cash flows of the respective companies are restated as though the companies were combined for all periods presented.

INVESTMENT SECURITIES

Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investment securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost.

Investment securities not classified as held-to-maturity are classified as available for sale. Available for sale securities are stated at fair value with the unrealized gains and losses, net of tax, reported as a separate component of comprehensive income. Other investments are stated at amortized cost.

Realized gains and losses, and declines in value determined to be other than temporary are included in net investment securities gains (losses). The cost of securities sold is based on the specific identification method.

The cost of investment securities classified as held-to-maturity or available for sale is adjusted for amortization of premiums and accretion of discounts to expected maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and accretion is included in interest income from investments.

SECURITIES PURCHASED UNDER RESELL AGREEMENTS

Securities purchased under resell agreements are recorded at the amounts at which the securities are acquired plus accrued interest. The Company enters into purchases of U. S. Government and agency securities under resell agreements to resell substantially identical securities.

The amounts advanced under resell agreements represent short-term loans and are combined with Federal funds sold in the balance sheet. The securities underlying the resell agreements are delivered by appropriate entry into a third-party custodian's account designated by the Company under a written custodial agreement that explicitly recognizes the Company's interest in the securities.

LOANS

Loans, other than mortgage loans held for sale, are stated at the principal amounts outstanding reduced by purchase discount, deferred net loan fees and costs, and unearned income. Interest income on loans is generally recognized over the terms of the loans based on the unpaid daily principal amount outstanding. If the collectibility of interest appears doubtful, the accrual thereof is discontinued. When accrual of interest is discontinued, all unpaid interest is reversed. Interest income on such loans is subsequently recognized only to the extent cash payments are received, the full recovery of principal is anticipated, or after full principal has been recovered when collection of principal is in question.

Loan origination fees, net of direct loan origination costs, are deferred and recognized as income over the life of the related loan on a level-yield basis.

MORTGAGE LOANS HELD FOR SALE

Mortgage loans held-for-sale are recorded at the lower of cost or market on an individual loan basis. Market value is determined based on outstanding commitments from investors and prevailing market conditions. Gains and losses on sales of loans are recognized at settlement date and are determined as the difference between the net sales proceeds and carrying value of the loans sold. The Company limits its interest rate risk on such loans originated by selling individual loans immediately after the customers lock into their rate.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance represents an amount which, in management's judgment, will be adequate to absorb inherent losses on the existing loan portfolio. Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans taking into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality and review of specific problem loans. Periodic revisions are made to the allowance when circumstances which necessitate such revisions become known. Recognized losses are charged to the allowance for loan losses, while subsequent recoveries are added to the allowance.

PREMISES AND EQUIPMENT

Premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using primarily accelerated methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the related lease.

OTHER REAL ESTATE

Other real estate represents property acquired through foreclosure or in settlement of loans and is recorded at the lower of cost or fair value, based on current market appraisals, less estimated selling expenses. Losses incurred in the acquisition of foreclosed properties are charged against the allowance for loan losses at the time of foreclosure. Subsequent writedowns of other real estate are charged to current operations.

GOODWILL AND OTHER INTANGIBLE ASSETS

Substantially all costs in excess of net assets of entities acquired are being amortized using the straight-line method over periods ranging from 10 to 15 years. Other intangibles related to entities acquired are being amortized over periods ranging from 5 to 10 years using the straight-line method. Intangible assets related to capital lease rights are being amortized over the term of the related lease using the straight-line method. Accumulated amortization was $3,728,467 and $3,289,700 at December 31, 2000 and 1999, respectively.
Amortization expense totaled $438,767 for each of the years ended December 31, 2000, 1999 and 1998.

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company monitors the fair value of the underlying securities on a daily basis.

INCOME TAXES

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

EARNINGS PER SHARE

The Company accounts for earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("Statement 128").

The computation of diluted earnings per share is as follows:


                                               YEAR ENDED DECEMBER 31
                                          2000          1999          1998
                                      -----------   -----------    -----------
Numerator:
  Basic and diluted net income        $12,832,800   $11,232,357    $ 9,979,859
                                      ===========   ===========    ===========

Denominator:
  Basic weighted average shares        14,220,939    14,157,902     14,018,616

  Effect of employee stock options        273,525       323,164        342,453
                                      -----------   -----------    -----------

  Diluted weighted average shares      14,494,464    14,481,066     14,361,069
                                      ===========   ===========    ===========

Diluted earnings per share                   $.89          $.78           $.69
                                      ===========   ===========    ===========

FINANCIAL INSTRUMENTS

In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or when related fees are incurred or received.

COMPREHENSIVE INCOME

Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", describes comprehensive income as the total of all components of comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States, are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income consists of unrealized gains and losses on available-for-sale securities.

CASH AND CASH EQUIVALENTS

For purposes of presentation in the statement of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits in banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

RECLASSIFICATION

Certain previously reported amounts have been reclassified to conform to current presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement No. 138, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 138") which amended certain provisions of Statement 133. Statement 138 requires all derivatives to be recorded at their fair value on the statement of financial condition. Accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. Statement 138 is effective for the Company on January 1, 2001. The adoption of the standard did not result in a material financial impact based on the Company's limited use of derivatives.

2. CASH AND DUE FROM BANKS

The Company is required to maintain average reserve balances with the Federal Reserve Bank, on deposit with national banks, or in cash. The average reserve requirements at December 31, 2000 and 1999 were approximately $12,843,000 and $9,561,000 respectively. The Company maintained cash balances and reserves which were adequate to meet these requirements.

3. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

                                                         DECEMBER 31, 2000
                                    ----------------------------------------------------------
                                                       GROSS          GROSS       ESTIMATED
                                     AMORTIZED      UNREALIZED     UNREALIZED        FAIR
                                        COST           GAINS         LOSSES          VALUE
                                    ------------   ------------   ------------    ------------
    HELD TO MATURITY SECURITIES
    ---------------------------
States and political subdivisions   $ 17,851,829   $    290,134   $   (184,427)   $ 17,957,536
                                    ============   ============   ============    ============

AVAILABLE FOR SALE SECURITIES
U.S. Treasury securities            $  1,392,095   $        812   $    (24,084)   $  1,368,823
U.S. Government agencies and
   corporations                       85,813,485        645,869       (358,578)     86,100,776
States and political subdivisions      9,684,023         76,843       (194,876)      9,565,990
Mortgage-backed securities            38,850,476        221,734       (471,472)     38,600,738
                                    ------------   ------------   ------------    ------------
Total                               $135,740,079   $    945,258   $ (1,049,010)   $135,636,327
                                    ============   ============   ============    ============

                                                          DECEMBER 31, 1999
                                    ----------------------------------------------------------
                                                       GROSS          GROSS       ESTIMATED
                                     AMORTIZED      UNREALIZED     UNREALIZED        FAIR
                                        COST           GAINS         LOSSES          VALUE
                                    ------------   ------------   ------------    ------------

HELD TO MATURITY SECURITIES
States and political subdivisions   $ 15,541,492   $       --     $   (359,195)   $ 15,182,297
                                    ============   ============   ============    ============

AVAILABLE FOR SALE SECURITIES
U.S. Treasury securities            $  3,992,001   $      1,166   $    (51,117)   $  3,942,050
U.S. Government agencies and
   corporations                       43,513,475           --       (1,763,306)     41,750,169
States and political subdivisions      9,733,328         22,228       (664,043)      9,091,513
Mortgage-backed securities            42,582,513         41,457     (1,738,256)     40,885,714
Equity securities                        983,000           --             --           983,000
                                    ------------   ------------   ------------    ------------
Total                               $100,804,317   $     64,851   $ (4,216,722)   $ 96,652,446
                                    ============   ============   ============    ============


Other investments are composed of the following:

                                             DECEMBER 31
                                          2000          1999
                                       ----------   ----------
Federal Home Loan Bank stock           $3,283,400   $3,010,500
Southeast Bankcard Association stock       40,000       40,000
North Georgia Bank stock                  150,000      150,000
Banker's Bank stock                       172,500      172,500
Other                                        --          1,756
                                       ----------   ----------
                                       $3,645,900   $3,374,756
                                       ==========   ==========

The amortized cost and estimated fair value of investment securities held to maturity and available for sale at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations without call or prepayment penalties.

                                      INVESTMENT SECURITIES         INVESTMENT SECURITIES
                                         HELD TO MATURITY             AVAILABLE FOR SALE
                                   ---------------------------------------------------------
                                    AMORTIZED        FAIR          AMORTIZED       FAIR
                                       COST          VALUE           COST          VALUE
                                   ------------   ------------   ------------   ------------
Due in one year or less            $  1,023,943   $  1,026,589   $ 31,840,720   $ 31,780,043
Due after one year through five
   years                              7,710,892      7,740,654     55,628,508     55,990,654
Due after five years through ten
   years                              4,730,000      4,766,020     15,163,838     15,280,178
Due after ten years                   4,386,994      4,424,273     33,107,013     32,585,452
                                   ------------   ------------   ------------   ------------
                                   $ 17,851,829   $ 17,957,536   $135,740,079   $135,636,327
                                   ============   ============   ============   ============


During 2000, 1999 and 1998, proceeds from sales of investment securities available for sale were $14,284,195, $4,420,285 and $10,294,738, respectively, with gross realized gains and losses of $(512,836), $(4,913) and $23,912, respectively.

Securities with a carrying value of $97,238,723 and $74,739,835 and estimated fair values of $97,451,526 and $73,504,077 at December 31, 2000 and 1999,
respectively, were pledged to secure public deposits.

4. LOANS

Loans are summarized as follows:

                                       DECEMBER 31
                                   2000             1999
                               -------------    -------------
Consumer                       $  59,458,283    $  63,137,206
Residential mortgage             143,159,271      131,633,723
Construction                     136,372,092      117,047,523
Commercial                        93,819,147       71,589,891
Real estate - other              263,499,971      249,439,792
                               -------------    -------------
Total loans                      696,308,764      632,848,135

Less:
   Purchase discount                (228,712)        (289,594)
   Deferred net loan fees         (1,203,758)      (1,135,101)
   Unearned income                  (268,863)        (433,314)
   Allowance for loan losses     (10,400,896)      (9,317,788)
                               -------------    -------------
Loans, net                     $ 684,206,535    $ 621,672,338
                               =============    =============


Nonaccrual loans were $923,717 and $1,742,913 at December 31, 2000 and 1999, respectively. The allowance for loan losses related to these loans was $137,282 and $221,112 at December 31, 2000 and 1999, respectively. The average recorded investment in these loans was $1,150,942, $1,693,856 and $1,070,431 for the years ended December 31, 2000, 1999 and 1998, respectively. If such loans had been on an accrual basis, interest income would have been approximately $109,997, $172,402, and $82,407 higher for the years ended December 31, 2000, 1999, and 1998, respectively.

An analysis of activity in the allowance for loan losses is as follows:

                                                       YEAR ENDED DECEMBER 31
                                                2000            1999            1998
                                            ------------    ------------    ------------
Balance at beginning of year                $  9,317,788    $  8,217,313    $  7,168,010
   Provision for loan losses                   2,054,000       1,730,000       1,426,000
   Loans charged off                          (1,322,162)       (977,452)       (809,277)
   Recoveries of loans previously charged
     off                                         351,270         347,927         432,580
                                            ------------    ------------    ------------
Balance at end of year                      $ 10,400,896    $  9,317,788    $  8,217,313
                                            ============    ============    ============

A substantial portion of the Company's loans are secured by real estate in north Georgia communities, primarily in Barrow, Clarke, Cobb, DeKalb,
Gwinnett, Newton, Rockdale, and Walton counties. In addition, a substantial portion of real estate acquired through foreclosure consists of single-family residential properties and land located in these same markets. The ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a substantial portion of the carrying amount of real estate are susceptible to changes in market conditions in northeast Georgia.

5. PREMISES AND EQUIPMENT

Premises and equipment are composed of the following:

                                                          DECEMBER 31
                                                     2000           1999
                                                 ------------    ------------
Land                                             $  7,043,149    $  7,091,513
Buildings and leasehold improvements               17,346,764      16,688,161
Furniture, fixtures and equipment                  13,072,314      12,431,420
Construction in process                               524,405         283,474
                                                 ------------    ------------

Less accumulated depreciation and amortization    (11,675,028)     (9,791,725)
                                                 ------------    ------------
                                                 $ 26,311,604    $ 26,702,843
                                                 ============    ============


Depreciation and amortization expense totaled $2,151,696, $1,891,269 and $1,615,876 for the periods ended December 31, 2000, 1999 and 1998, respectively.

The Company leases certain buildings and various equipment under operating leases. Minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms in excess of one year as of December 31, 2000 are as follows:

      2001                                 $     315,915
      2002                                       294,804
      2003                                       286,805
      2004                                       244,342
      2005                                       210,824
      Thereafter                               3,097,533
                                              ----------
      Total minimum lease payments            $4,450,224
                                              ==========


Rental expense for all operating leases was $415,299, $287,350 and $211,942 in 2000, 1999 and 1998, respectively.

6. INTEREST BEARING DEPOSITS

A summary of time deposits by year of maturity at December 31, 2000 is as follows:

      2001                                    $380,904,287
      2002                                      63,228,193
      2003                                       7,604,012
      2004                                       3,980,754
      2005 and after                             7,150,798
                                              ------------
      Total time deposits                     $462,868,044
                                              ============


The Company had $145,433,134 and $91,625,058 in time deposits over $100,000 at December 31, 2000 and 1999, respectively. Interest expense on these deposits was $6,580,409, $4,371,506 and $4,318,615 for the years ended December 31, 2000,
1999 and 1998, respectively.

7. BORROWINGS

At December 31, 2000 and 1999 the Company had advances from the Federal Home Loan Bank totaling $52,127,500 and $49,142,500, respectively. Interest payments and principal payments are due at various maturity dates through 2009 with fixed rates ranging from 5.51% to 7.15%. The Company has pledged all of its eligible residential mortgage loans secured by first mortgages on one-to-four family dwellings as collateral. The Company is allowed to borrow up to 75% of the balance of the eligible loans pledged as collateral. At December 31, 2000 and 1999 the Company's line with the Federal Home Loan Bank was approximately $77,500,000 and $55,700,000, respectively. The Company's weighted average interest rate on borrowings for the years ended December 31, 2000, 1999 and 1998 was 6.42%, 5.64% and 5.52%, respectively. Of the $52,127,500 balance outstanding at December 31, 2000, $20,015,000 matures in 2001, $15,015,000 matures in 2002, $15,000 matures in 2003, $15,000 matures in 2004, $7,015,000 matures in 2005, and $10,052,500 matures thereafter.

8. INCOME TAXES

Income tax expense is summarized as follows:

                                          YEAR ENDED DECEMBER 31
                                  2000          1999           1998
                              -----------    -----------    -----------
Current income tax expense    $ 7,276,982    $ 6,128,242    $ 4,694,975
Deferred income tax benefit      (101,653)      (245,728)       (13,145)
                              -----------    -----------    -----------
                              $ 7,175,329    $ 5,882,514    $ 4,681,812
                              ===========    ===========    ===========

A reconciliation of income tax computed at statutory rates to total income tax expense is as follows:

                                                    YEAR ENDED DECEMBER 31
                                              2000            1999            1998
                                          ------------    ------------    ------------
Pretax income                             $ 20,008,129    $ 17,114,871    $ 14,661,671
                                          ============    ============    ============

Income tax computed at statutory rate     $  6,802,764    $  5,819,056    $  4,984,968
Increase (decrease) resulting from:
   Tax-exempt interest                        (470,974)       (464,315)       (417,521)
   Nondeductible interest on tax-exempt
     investments                                59,500          65,866          27,505
   Nondeductible merger expenses               330,800            --              --
   Amortization of goodwill                     35,790          35,790          35,790
   Other, net                                  417,449         426,117          51,070
                                          ------------    ------------    ------------
                                          $  7,175,329    $  5,882,514    $  4,681,812
                                          ============    ============    ============

The following summarizes the significant components of the Company's deferred tax assets and (liabilities):

                                                        DECEMBER 31
                                                    2000           1999
                                                 -----------    -----------
Reserve for loan losses                          $ 3,182,654    $ 2,782,707
Depreciation on premises and equipment              (598,890)      (495,401)
Core deposit intangible                              122,142         47,038
Deferred net loan fees                               417,833        336,556
Net unrealized losses on investment securities
   available for sale                                 35,276      1,458,736
Other, net                                          (459,474)      (108,288)
                                                 -----------    -----------
Net deferred tax asset                           $ 2,699,541    $ 4,021,348
                                                 ===========    ===========

9. EMPLOYEE BENEFITS

The Company sponsors a 401(k) Employee Savings Plan that permits employees to defer annual cash compensation as specified under the plan. The Board of Directors determines the annual Company contribution, which was $226,045, $251,166, and $248,385 in 2000, 1999 and 1998, respectively.

The Company has a Management Incentive Bonus Plan for key executives that provides annual cash awards, if approved, based on eligible compensation and achieving earnings goals. The Company also has a General Bonus Plan that provides for annual cash awards to eligible employees as established by the Board of Directors. The total expense under these plans was $1,185,623, $1,057,961 and $823,584 in 2000, 1999 and 1998, respectively.

10. RELATED PARTY TRANSACTIONS

Directors, executive officers, and their related interests were customers of the Company and had other transactions with the Company in the ordinary course of business. Loans outstanding to certain directors, executive officers, and their related interests at December 31, 2000 and 1999 were $6,086,150 and $11,407,106, respectively. For the periods ended December 31, 2000 and 1999, $618,227 and $4,234,233, respectively of such loans were made and loan repayments totaled $5,939,183 and $1,260,092 for the respective periods. It is the policy of the Company that such transactions be made on substantially the same terms as those prevailing at the time for comparable loans to other persons and do not involve more than normal risks of collectibility or present other unfavorable features. These individuals and their related interests also maintain customary demand and time deposit accounts with the Company.

The Company has operating leases for bank premises that are owned by related parties. These related parties consist of an individual who is a primary shareholder, member of the Board of Directors, and an Executive Officer of the Company, and also members of this individual's family. Terms for these related party leases are substantially the same as those that would be expected to prevail in the marketplace. During 2000, 1999 and 1998, total lease payments under these related party leases totaled approximately $250,000, $220,000 and $160,000, respectively.

11. STOCK OPTIONS AND LONG-TERM COMPENSATION PLANS

The Company has elected to follow Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation", requires the use of option valuation models that were not developed for use in valuing employee stock options.

The Company has a nonqualified Restricted Stock Award Plan and a Long-term Incentive Plan, which grant restricted stock and other stock based compensation to key executives and officers of the Company. In the case of restricted stock, Company executives and officers designated as an "eligible executive" will vest in the number of shares of common stock awarded under the plan based on service over a five-year period. A total of 960,000 shares were authorized to be issued under the plans, with 792,605 and 765,960 shares of restricted stock issued as of December 31, 2000 and 1999. A total of 649,955 and 565,160 shares were vested with 142,650 and 200,800 shares issued and unvested as of December 31, 2000 and 1999. As of December 31, 2000, no additional restricted stock will be issued under these plans.

In 2000, the Board of Directors approved the Omnibus Stock Ownership and Long-Term Incentive Plan ("Omnibus Plan") under which incentive stock options and non-qualified stock options to acquire shares of common stock, restricted stock, stock appreciation rights or units may be granted to eligible employees. During 2000, the Company issued 22,500 shares of restricted stock under the Omnibus Plan.

The Company has various stock option plans with common stock reserved for key employees and directors. At December 31, 2000 and 1999, the Company had 483,450 and 212,357 shares of its authorized but unissued common stock reserved for future grants under the stock option plans. During 2000, 294,000 options were granted under the Omnibus Plan and 175,703 options were granted under the 2000 Directors Stock Option Plan. Option prices under all stock option plans are equal to the fair value of the Company's common stock on the date of the grant. The options vest over time periods determined by the Compensation Committee of the Board of Directors and expire ten years from date of grant. A summary of the Company's stock option activity and related information is as follows:

                                               YEAR ENDED DECEMBER 31
                                 2000                    1999                  1998
                        ----------------------  ---------------------  --------------------
                                     WEIGHTED-              WEIGHTED-             WEIGHTED-
                                      AVERAGE                AVERAGE               AVERAGE
                                     EXERCISE               EXERCISE              EXERCISE
                          NUMBER       PRICE      NUMBER      PRICE      NUMBER     PRICE
                        ----------------------  ---------------------  --------------------
Under option,
   beginning of year      669,746    $    5.98   634,596    $    5.32   612,543    $   4.96
   Granted                469,753        11.85    72,809        11.46    74,568        9.43
   Exercised              (69,955)        4.31   (32,886)        5.27   (13,037)       5.44
   Terminated                  --           --    (4,773)        6.24   (39,478)       7.58
                        ---------                -------                -------


Under option, end of
   year                 1,069,544         8.67   669,746         5.98   634,596        5.32
                        =========                =======                =======


Exercisable, end of
   year                   775,494         7.41   608,911         5.49   557,072        4.80
                        =========                =======                =======

Following is a summary of the status of options outstanding at December 31, 2000:


                         UNDER OPTION                                           OPTIONS EXERCISABLE
---------------------------------------------------------------------    ---------------------------------
                                                        WEIGHTED-
                                         WEIGHTED-       AVERAGE
                                          AVERAGE       REMAINING
      RANGE OF                           EXERCISE      CONTRACTUAL            NUMBER      WEIGHTED-AVERAGE
  EXERCISE PRICES         NUMBER          PRICE           LIFE             EXERCISABLE     EXERCISE PRICE
--------------------- --------------- ---------------- --------------    ---------------- ----------------
$ 3.07 - $ 4.55            259,254       $  3.64           5 years           259,254         $  3.64
$ 4.82 - $ 7.19            214,965          6.34           7 years           214,965            6.34
$ 7.40 - $ 9.72             31,869          9.48           8 years            31,869            9.48
$11.08 - $13.20            563,456         11.82          10 years           269,406           11.64
                      ---------------                                    ----------------
                         1,069,544                                           775,494
                      ===============                                    ================


Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: risk-free interest of 5.28%, 6.47% and 5.12%, respectively; dividend yield of 2.29%, 1.27% and 1.71%, respectively; volatility factor of the expected market price of the Company's common stock of .448, .356 and .378, respectively; and a weighted-average expected life of the options of 8 years in 2000 and 7 years in 1999 and 1998. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average fair value of options granted during 2000, 1999 and 1998 was $5.23, $5.01 and $3.82, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options granted in 2000, 1999 and 1998 is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                  YEAR ENDED DECEMBER 31
                                         2000            1999               1998
                                     -----------------------------------------------
Pro forma net income                  $12,190,044     $11,016,434         $9,939,323
Pro forma net income per share:
    Basic                                    $.86            $.78               $.71
    Diluted                                  $.84            $.76               $.69

12. REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). To be considered adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Company and the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the following tables.

As of its most recent regulatory notification, the Company and the Bank was considered well capitalized under current regulatory guidelines. There are no conditions or events since that notification that management believes have changed the category.

The following is a summary of the Company's and the Bank's capital ratios at December 31, 2000. Information for December 31, 1999 and 1998 is prepared for the former banking subsidiaries prior to their merger with Main Street on December 29, 2000.

                                                                                         TO BE WELL
                                                                                        CAPITALIZED
                                                                                        UNDER PROMPT
                                                             FOR CAPITAL                 CORRECTIVE
                                     ACTUAL                    ADEQUACY                    ACTION
                                     AMOUNT        RATIO       PURPOSES      RATIO       PROVISIONS       RATIO
                                 ---------------- --------- --------------- --------- ----------------- ----------
Company:
 As of December 31, 2000
   Total Capital (to Risk
     Weighted Assets)              $94,964,000     12.62%   $60,197,840       8%        $75,247,300         10%
   Tier 1 Capital (to Risk
     Weighted Assets)               85,546,000     11.37%    30,098,920       4%         45,148,380          6%
   Tier 1 Capital (to Average
     Assets)                        85,546,000      8.51%    40,205,240       4%         50,256,550          5%

 As of December 31, 1999
   Total Capital (to Risk
     Weighted Assets)               82,778,000     12.40%    53,402,000       8%         66,753,000         10%
   Tier 1 Capital (to Risk
     Weighted Assets)               74,948,000     11.23%    26,701,000       4%         40,052,000          6%
   Tier 1 Capital (to Average
     Assets)                        74,948,000      8.58%    34,966,000       4%         43,707,000          5%

  AS OF DECEMBER 31, 2000
Main Street:
    Total Capital (to Risk
     Weighted Assets)              $93,455,000      11.95%   $62,582,240      8%         $78,227,800        10%
   Tier 1 Capital (to Risk
     Weighted Assets)               83,669,000      10.70%    31,291,120      4%          46,936,680         6%
   Tier 1 Capital (to Average
     Assets)                        83,669,000       8.32%    40,230,000      4%          50,287,500         5%

 AS OF DECEMBER 31, 1999
Main Street:
    Total Capital (to Risk
     Weighted Assets)              $50,875,000      13.42%   $30,327,920      8%         $37,909,900        10%
   Tier 1 Capital (to Risk
     Weighted Assets)               46,118,000      12.17%    15,163,960      4%          22,745,940         6%
   Tier 1 Capital (to Average
     Assets)                        46,118,000       9.27%    19,917,920      4%          24,897,400         5%

Westside:
   Total Capital (to Risk
     Weighted Assets)              $12,463,000      11.37%   $ 8,770,000      8%         $10,962,000        10%
   Tier 1 Capital (to Risk
     Weighted Assets)               11,408,000      10.41%     4,385,000      4%           6,577,000         6%
   Tier 1 Capital (to Average
     Assets)                        11,408,000       6.99%     6,533,000      4%           8,166,000         5%

Eastside:
   Total Capital (to Risk
     Weighted Assets)               $9,937,000       9.92%   $ 8,019,000      8%         $10,022,000        10%
   Tier 1 Capital (to Risk
     Weighted Assets)                8,854,000       8.83%     4,009,000      4%           6,014,000         6%
   Tier 1 Capital (to Average
     Assets)                         8,854,000       7.49%     4,726,000      4%           5,908,000         5%

Community:
   Total Capital (to Risk
     Weighted Assets)               $9,364,000      11.50%   $ 6,517,000      8%          $8,146,000        10%
   Tier 1 Capital (to Risk
     Weighted Assets)                8,429,000      10.35%     3,259,000      4%           4,888,000         6%
   Tier 1 Capital (to Average
     Assets)                         8,429,000       8.88%     3,799,000      4%           4,748,000         5%

13. OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the customer to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as are used for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 2000 and 1999 include $39,078,000 and $21,371,000, respectively, in undisbursed credit lines and $71,263,000 and $33,708,000, respectively, in unfunded construction and development loans. The Company's experience has been that approximately 80 percent of loan commitments are ultimately drawn upon by customers.

The Company issues standby letters of credit, which are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company had $2,339,000 and $630,000 in irrevocable standby letters of credit outstanding at December 31, 2000 and 1999, respectively.

The Company was not required to perform under any standby letters of credit during 2000 or 1999.

The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties on those commitments for which collateral is deemed necessary.

Banking regulations limit the amount of dividends that may be paid to the Parent without prior approval of the applicable regulatory agency. Under current state banking laws, the approval of the Georgia Department of Banking and Finance is required if the total of all dividends declared by the Banks in the calendar year exceeds 50 percent of the net profits for the previous calendar year and the ratio of equity capital to adjusted total assets is less than 6 percent.

14. LITIGATION

The Company, in the normal course of business, is subject to various pending or threatened lawsuits in which claims for monetary damages are asserted. Although it is not possible for the Company to predict the outcome of these lawsuits or the range of any possible loss, management, after consultation with legal counsel, does not anticipate that the ultimate aggregate liability, if any, arising from these lawsuits will have a material adverse effect on the Company's financial position or operating results.

15. FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company uses the following methods and assumptions in estimating fair values of financial instruments:

         Cash and cash equivalents - The carrying amount of cash and cash equivalents approximates fair value.

       Interest-bearing deposits - The carrying amount of interest-bearing deposits approximates fair value.

       Investment securities - The fair value of investment securities held to maturity and available for sale is estimated based on published bid prices or bid quotations received from securities dealers. The carrying amount of other investments approximates fair value.

       Loans - For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For all other loans, fair values are calculated by discounting the contractual cash flows using estimated market rates which reflect the credit and interest rate risk inherent in the loan, or by using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

       Mortgage loans held for sale - The carrying amount of mortgage loans held for sale approximates fair value.

       Deposits - The fair value of deposits with no stated maturity, such as demand, NOW and MMDA, and savings accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

       Accrued interest - The carrying amount of accrued interest receivable and payable approximates fair value.

       Off-balance-sheet instruments - Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrowers' credit standing.

The estimated fair values of the Company's financial instruments are as follows:

                                                                          DECEMBER 31
                                                             2000                            1999
                                                ------------------------------- --------------------------------
                                                   CARRYING       ESTIMATED        CARRYING        ESTIMATED
                                                    VALUE         FAIR VALUE        VALUE         FAIR VALUE
                                                --------------- --------------- --------------- ----------------
Financial assets:
   Cash and due from banks                      $  38,972,556   $  38,972,556   $  36,110,722   $  36,110,722
   Interest-bearing deposits                          504,846         504,846       1,733,612       1,733,612
   Investment securities held to maturity          17,851,829      17,957,536      15,541,492      15,182,297
   Investment securities available for sale       135,636,327     135,636,327      96,652,446      96,652,446
   Other investments                                3,645,900       3,645,900       3,374,756       3,374,756
   Loans (net of unearned income)                 694,607,431     681,746,890     630,990,126     626,417,262
   Mortgage loans held for sale                     2,248,415       2,248,415       1,356,664       1,356,664
   Accrued interest receivable                      6,516,333       6,516,333       3,526,663       3,526,663

Financial liabilities:
   Noncontractual deposits                        369,032,869     384,045,529     345,380,007     348,820,174
   Contractual deposits                           462,868,044     458,023,056     360,848,624     360,650,812
   Securities sold under repurchase agreements
                                                   32,615,659      32,615,659      18,876,938      18,876,938
   Federal Home Loan Advances                      52,127,500      52,127,500      49,142,500      49,142,500
   Accrued interest payable                         5,393,279       5,393,279       3,025,862       3,025,862
Off-balance-sheet instruments:
   Undisbursed credit lines                        39,078,000         356,551      21,371,000         194,991
   Unfunded construction and development loans
                                                   71,263,000         650,210      33,708,000         307,555
   Standby letters of credit                        2,339,000          21,341         630,000           5,748


16. BUSINESS COMBINATIONS

On December 28, 2000, the Company effected a business combination and merger with Williamsom Insurance Agency, Inc. and Williamson & Musselwhite Insurance Agency, Inc. Under the terms of the transaction, the outstanding shares of the capital stock of the two insurance agencies were converted into shares of the common stock of the Company. The combination was accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include the financial results of Williamson Insurance Agency, Inc. and Williamson & Musselwhite Insurance Agency, Inc.

On May 24, 2000, the Company effected a business combination and merger with the former Main Street Banks, Incorporated (the former parent of Main Street Bank). Under the terms of the transaction, Main Street Banks, Incorporated shareholders received 1.01 shares of First Sterling Banks, Inc. in common stock for each share of Main Street Banks, Incorporated stock owned prior to the merger. The combination was accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include the financial results of Main Street Banks, Incorporated.

On April 23, 1999, the Company effected a business combination and merger with Georgia Bancshares, Inc. by exchanging 1,461,632 shares of its common stock for all of the common stock of Georgia Bancshares, Inc. The combination was accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include the financial results of Georgia Bancshares, Inc.

The results of operations of the separate companies for periods prior to the combination are summarized as follows:

                                                          YEAR ENDED DECEMBER 31
                                                   2000           1999            1998
                                               ------------   ------------    ------------
Net interest income:
   Main Street Banks, Inc., exclusive of
     pre-acquisition amounts                   $ 36,364,900   $ 13,868,247    $  8,877,106
   Georgia Bancshares, Inc. (1)                        --        1,220,175       3,278,715
   The former Main Street Banks,
     Incorporated (2)                             8,880,630     24,438,403      22,522,013
   Williamson Insurance Agency                       14,245         14,259          15,202
   Williamson & Musselwhite Insurance Agency
                                                      2,576            715            (448)
                                               ------------   ------------    ------------
Total                                          $ 45,262,351   $ 39,541,799    $ 34,692,588
                                               ============   ============    ============

Net income:
   Main Street Banks, Inc., exclusive of
     pre-acquisition amounts                   $  9,062,895   $  3,536,180    $  2,471,194
   Georgia Bancshares, Inc. (1)                        --          313,921         844,306
   The former Main Street Banks,
     Incorporated (2)                             3,544,112      7,233,666       6,515,375
   Williamson Insurance Agency                       38,386         40,808          31,027
   Williamson & Musselwhite Insurance Agency
                                                    187,407        107,782         117,957
                                               ------------   ------------    ------------
                                               $ 12,832,800   $ 11,232,357    $  9,979,859
                                               ============   ============    ============


(1) 1999 amounts reflect the results of operations from January 1, 1999 through the effective merger date of April 23, 1999. Results of operations for the period from April 24, 1999 through December 31, 1999 are included in Main Street Banks, Inc. amounts.

(2) 2000 amounts reflect the results of operations from January 1, 2000 through the effective merger date of May 24, 2000. Results of operations for the period from May 25, 2000 through December 31, 2000 are included in Main Street Banks, Inc. amounts.

17. PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheet of the Parent at December 31, 2000 and 1999, and the statements of income and cash flows for the years ended December 31, 2000, 1999 and 1998:

                               CONDENSED BALANCE SHEET
     ----------------------------------------------------------------------
                                                          DECEMBER 31
                                                      2000         1999
                                                  -------------------------
     ASSETS
     Cash and cash equivalents                    $ 1,052,645   $ 2,112,333
     Investment in subsidiaries                    85,018,738    71,766,066
     Other assets                                     460,993       687,328
                                                  -----------   -----------
     Total assets                                 $86,532,376   $74,565,727
                                                  ===========   ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities                                  $   110,175   $   726,428
     Shareholders' equity                          86,422,201    73,839,299
                                                  -----------   -----------
     Total liabilities and shareholders' equity   $86,532,376   $74,565,727
                                                  ===========   ===========

                             CONDENSED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------
                                                           YEARS ENDED DECEMBER 31
                                                     2000          1999          1998
                                                  ---------------------------------------
Income:
  Dividends from subsidiaries                     $ 5,616,908   $ 3,874,267   $ 3,616,560

Expenses:
  Salaries and employee benefits                      150,115        93,367        10,500
  Merger expense                                    1,085,774       308,908       105,531
  Other expense                                       660,191       336,078       302,844
                                                  -----------   -----------   -----------
Total expense                                       1,896,080       738,353       418,875
                                                  -----------   -----------   -----------
Income before income tax benefit and equity in
   undistributed income of subsidiaries             3,720,828     3,135,914     3,197,685
Income tax benefit                                    421,342       174,777       151,057
                                                  -----------   -----------   -----------
Income before equity in undistributed income of
   subsidiaries                                     4,142,170     3,310,691     3,348,742
Equity in undistributed income of subsidiaries
                                                    8,690,630     7,921,666     6,631,117
                                                  -----------   -----------   -----------
Net income                                        $12,832,800   $11,232,357   $ 9,979,859
                                                  ===========   ===========   ===========

                            CONDENSED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------
                                                             YEARS ENDED DECEMBER 31
                                                      2000            1999           1998
                                                  --------------------------------------------
OPERATING ACTIVITIES
Net income                                        $ 12,832,800    $ 11,232,357    $  9,979,859
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Undistributed income of subsidiaries           (8,690,630)     (7,921,666)     (6,631,117)
     Other                                          (1,345,719)         60,415        (576,724)
                                                  ------------    ------------    ------------
Net cash provided by operating activities            2,796,451       3,371,106       2,772,018

FINANCING ACTIVITIES
Dividends paid                                      (4,157,624)     (3,726,352)     (2,930,756)
Proceeds from issuance of common stock options         301,485         173,428          70,939
                                                  ------------    ------------    ------------
Net cash used in financing activities               (3,856,139)     (3,552,924)     (2,859,817)
                                                  ------------    ------------    ------------
Net decrease in cash                                (1,059,688)       (181,818)        (87,799)
Cash at beginning of year                            2,112,333       2,294,151       2,381,950
                                                  ------------    ------------    ------------
Cash at end of year                               $  1,052,645    $  2,112,333    $  2,294,151
                                                  ============    ============    ============

18. SUBSEQUENT EVENTS

In October 2000, the Company announced its intent to acquire Walton Bank and Trust Company ("Walton"). Walton is a community bank located in Monroe, Georgia, with total assets of $62,000,000. The acquisition was accounted for as a pooling of interests. The acquisition was completed on January 25, 2001. Under the terms of the purchase agreement, the Company exchanged 2.752 shares of its common stock for each share of Walton's common stock.

The following presents certain pro forma operating results (unaudited) of the Company as if the acquisition had occurred on January 1, 1998.

                                           YEAR ENDED DECEMBER 31
                                     2000             1999             1998
                                ------------------------------------------------
Pro forma net interest income   $   48,236,251   $   42,037,757   $   36,969,165
Pro forma net income                13,924,800       12,092,357       10,672,859
Pro forma earnings per share:
    Basic                       $          .90   $          .79   $          .70
    Diluted                     $          .88   $          .77   $          .68


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company's former independent accountants were terminated on May 25, 2000. The former accountant's reports on the financial statements of the Company for each of the past two years did not contain an adverse opinion or a disclaimer of opinion and neither was modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended by the Company's audit committee and approved by its Board of Directors. During the Company's two most recent fiscal years and any subsequent interim period preceding the previous accountants' termination, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure that would have required the filing of a current report on Form 8-K. Ernst & Young, LLP was retained on May 25, 2000 to act as the Company's new independent accountant.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, OF THE REGISTRANT

         The information set forth under the caption "Board of Directors", "Officers" and "Reports required by Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement of the Company for the 2001 Annual Meeting is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

         The information set forth under the caption "Executive Compensation", "Stock Options" and "Director Compensation" of the Proxy Statement of the Company for the 2001 Annual Meeting is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "Security Ownership" of the Proxy Statement of the Company for the 2001 Annual Meeting is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Certain Transactions" and "Officers" of the Proxy Statement of the Company for the 2001 Annual Meeting is incorporated by reference herein.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) (2) Financial statements and schedules--See Item 8
         (b) Reports on Form 8-K
                  Current report on Form 8-K filed on October 10, 2000
             contains a press release of the Company dated September 26, 2000 announcing the proposed acquisition of Walton Bank & Trust Company and a press release of the Company dated September 26, 2000 announcing the proposed acquisition of the Williamson Group.
         (c) The following are filed with or incorporated by reference into this report.

    EXHIBIT NO.   DESCRIPTION
    -----------   ---------------------------------------------------------
         2.1      Merger Agreement dated September 26, 2000, among the
                  Registrant, Main Street Bank and Walton Bank & Trust Co.,
                  (incorporated for reference as APPENDIX A to the Proxy
                  Statement/Prospectus set forth in Part I of the Registration
                  Statement No. 333-50762 on Form S-4)

         3.1      Restated Articles of Incorporation of First Sterling Banks,
                  Inc. (incorporated by reference to Exhibit 3.1 to Registration
                  Statement No. 333-50762 of Form S-4)

         3.2 Bylaws of First Sterling Banks, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement No.
                  33-78046 of Form S-4)

         4.1 See page 1 of Registrant's Articles of Incorporation (defining its common stock)

         10.1     Registrant's 1994 Substitute Incentive Stock Option Plan for
                  The Westside Bank & Trust Company's Incentive Stock Option
                  Plan filed as Exhibit 4.4 to Form S-8 (File No. 33-97300)
                  (incorporated by reference)

         10.2 Form of Registrant's 1994 Incentive Stock Option Agreement filed as Exhibit 4.5 to Form S-8 (File No. 33-97300)
                  (incorporated by reference)

         10.3     Registrant's 1995 Directors Stock Option Plan filed as Exhibit
                  4.4 to Form S-8 (File No. 33-81053) (incorporated by reference)

         10.4 Form of Registrant's 1995 Directors Stock Option Agreement filed as Exhibit 4.5 to Form S-8 (File No. 33-81053)
                  (incorporated by reference)

         10.5 Registrant's 1996 Substitute Incentive Stock Option Plan filed as Exhibit 4.1 to Form S-8 (File No. 333-15069) (incorporated by reference)

         10.6     Form of Registrant's 1996 Substitute Incentive Stock Option
                  Agreement filed as Exhibit 4.2 to Form S-8 (File No.
                  333-15069) (incorporated by reference)

         10.7     Registrant's 1997 Directors Stock Option Plan filed as Exhibit
                  4.1 to Form S-8 (File No. 333-56473) (incorporated by reference)



         10.8 Form of Registrant's 1997 Directors Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-56473)
                  (incorporated by reference)

         10.9     Registrant's 1997 Incentive Stock Option Plan filed as Exhibit
                  4.1 to Form S-8 (File No. 333-74555) (incorporated by reference)

         10.10 Form of Registrant's 1997 Incentive Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-74555)
                  (incorporated by reference)

         10.11    Registrant's 1999 Directors Stock Option Plan included as
                  Exhibit 10.11 to Form S-4 (File No. 333-33844) (incorporated by reference)

         10.12 Form of Registrant's 1999 Directors Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-88645)
                  (incorporated by reference)

         10.13    Registrant's 2000 Directors Stock Option Plan filed as Exhibit
                  4.1 to Form S-8 (File No. 333-49436) (incorporated by reference).

         10.14 Form of Registrant's 2000 Director's Stock Option Agreement filed as Exhibit 4.2 to Form S-8 (File No. 333-49436)
                  (incorporated by reference).

         10.15    Registrant's Omnibus Stock Ownership and Long Term Incentive
                  Plan filed as Appendix B to the Proxy Statement for the Registrant's 2001 Annual Meeting.

         10.16    Form of Omnibus Stock Ownership and Long Term Incentive Plan
                  Incentive Stock Option Agreement

         10.17    Form of Omnibus Stock Ownership and Long Term Incentive Plan
                  Restricted Stock Grant Agreement.


         10.18    Employment Agreement dated May 24, 2000 between Registrant and
                  Edward C. Milligan (incorporated by referenced to Exhibit
                  10.13 to Registration Statement No. 333-50762 on Form S-4)

         10.19 Employment Agreement dated May 24, 2000 between the Registrant and Robert R. Fowler, III (incorporated by referenced to
                  Exhibit 10.14 to Registration Statement No. 333-50762 on Form
                  S-4)

         10.20 Employment Agreement dated May 24, 2000 between the Registrant and Sam B. Hay (incorporated by referenced to Exhibit 10.15 to
                  Registration Statement No. 333-50762 on Form S-4)

         10.21 Employment Agreement dated May 24, 2000 between the Registrant and Joseph K. Strickland, Jr. (incorporated by referenced to
                  Exhibit 10.16 to Registration Statement No. 333-50762 on Form
                  S-4)

         21 The sole subsidiaries of the Company are Main Street Bank and Williamson, Musselwhite & Main Street Insurance, Inc.

         23.1     Consent of Ernst & Young LLP concerning the consolidated financial statements of Main Street Banks, Inc.

         23.2 Consent of Mauldin & Jenkins, LLC concerning the financial statements of Walton Bank & Trust Co. and First Sterling
                  Banks, Inc.

         23.3 Consent of Porter Keadle Moore, LLP concerning the financial statements of Georgia Bancshares, Inc.

         99.1     Independent Auditor's Report of Mauldin & Jenkins, LLC for
                  First Sterling Banks, Inc. and Subsidiaries relating to
                  First Sterling Banks, Inc. and Subsidiaries' consolidated balance sheets as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999.

         99.2     Report of Independent Certified Public Accountants of
                  Porter Keadle Moore, LLP for Georgia Bancshares, Inc. and
                  Subsidiary for Georgia Bancshares, Inc. and Subsidiary's consolidated balance sheet as of December 31, 1998 and 1997, and the related statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998.

         SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MAIN STREET BANKS, INC.
                                                 (Registrant)

         By: /s/ EDWARD C. MILLIGAN                                             Date:   MARCH 30, 2001
            ------------------------------------------------                         ------------------------------
         Edward C. Milligan, President
         Chief Executive Officer and Chairman

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         BY: /s/ BARBARA J. BOND                                                Date:   MARCH 30, 2001
         ---------------------------------------------------                         ------------------------------
         Barbara J. Bond, Secretary/Treasurer,
         Principal Financial and Accounting Officer

         BY: /s/ EUGENE L. ARGO                                                 Date:   MARCH 30, 2001
         ---------------------------------------------------                         ------------------------------
         Eugene L. Argo, Director

         BY: /s/ ROBERT R. FOWLER, III                                          Date:   MARCH 30, 2001
         ---------------------------------------------------                         ------------------------------
         Robert R. Fowler, III, Director

         BY: /s/ SAMUEL B. HAY, III                                             Date:   MARCH 30, 2001
         ---------------------------------------------------                         ------------------------------
         Samuel B. Hay, III, Director

         BY: /s/ P. HARRIS HINES                                                Date:   MARCH 30, 2001
         ---------------------------------------------------                         ------------------------------
         P. Harris Hines, Director

         BY: /s/ HARRY L. HUDSON, JR.                                           Date:   MARCH 30, 2001
         ---------------------------------------------------                         ------------------------------
         Harry L. Hudson, Jr., Director

         BY: /s/ C. CANDLER HUNT                                                Date:   MARCH 30, 2001
         ---------------------------------------------------                         ------------------------------
         C. Candler Hunt, Director

         BY: /s/ FRANK B. TURNER                                                Date:   MARCH 30, 2001
         ----------------------------------                                          ------------------------------
         Frank B. Turner, Director
